Form 10QSB
period 1999-09-30
CENTROCK INC
filed 1999-11-22
CIK 1073769

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended September 30, 1999
                         Commission File Number 0-26813


                             CENTROCK INCORPORATED
             (Exact name of registrant as specified in its charter)

             NEVADA                            91-1932118
    (State of Incorporation)         (I.R.S. Employer Identification No.)

                       124 SOUTH WALL STREET, SUITE 105
                          SPOKANE, WASHINGTON 99201
             (Address of Principal Executive Offices) (Zip Code)

                                 (509) 252-3939
                                 --------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No
                                  -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of September 30, 1999, the registrant had 3,200,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements for the quarter-year period ended September 30, 1999 follow. Please note that there is no "comparative" financial information provided for the same period in the prior year since the Company was formed on October 20, 1998.


                         Centrock Incorporated
                     (A Development Stage Company)
                        Unaudited Balance Sheet
                       As of September 30, 1999


                                                      September 30,
                                                              1999
						                    -----------
ASSETS
Cash                                                    $     1,000
Organization Costs                                                0
Accumulated Amortization                                          0
                                                        -----------

Total Assets                                            $         0
                                                        ===========

LIABILITIES
Accounts Payable                    	                $         0
                                                        -----------

STOCKHOLDERS' EQUITY
Common Stock:
Paid-In Capital, Par Value $0.001 per
Share, 75,000,000 Shares Authorized,
3,200,000 Shares Outstanding                            $     3,200
Paid In Capital In Excess of Par Value                        2,800
(Deficit) Accumulated During Development
Stage        			                             (5,000)
                                                        -----------

Total Stockholders' Equity                              $     1,000
                                                        -----------

Total Liabilities and Stockholders'
Equity                                                  $     1,000
                                                        ===========


         See accompanying notes to financial statements.

                          Centrock Incorporated
                     (A Development Stage Company)
                   Unaudited Statements of Operations
             For the Period From Inception (10/20/98) Through
            December 31, 1998, For the Nine Month Period Ended
       September 30, 1999, and For the Period From Inception Through
                           September 30, 1999

                             From Inception   Nine Months   From Inception
                                 (10/20/98)         Ended       (10/20/98)
                              Thru 12/31/98       9/30/99     Thru 9/30/99
                              -------------   -----------     ------------

Operating Revenues             $          0    $        0      $         0

Operating Expenses                    5,000             0            5,000
                              -------------   -----------     ------------

Net Income (Loss)              $     (5,000)   $        0      $    (5,000)
                              =============   ===========     ============

Per Share Information:
Basic and Diluted (Loss)
per Common Share               $      (0.00)   $    (0.00)     $     (0.00)

Weighted Average Shares
Outstanding                       2,914,286     3,044,444        3,009,286



         See accompanying notes to financial statements.

                       Centrock Incorporated
                    (A Development Stage Company)
      Unaudited Statements of Changes in Stockholders' Equity
        For the Period From Inception (10/20/98) Through
      December 31, 1998 and For the Nine Month Period Ended
                        September 30, 1999


                        Common     Par       Excess of    Retained
                        Shares     Value     Par Value    Earnings
                        ---------  ------    ---------    --------

Issued to Founders
 at Inception           2,000,000  $2,000     $ (2,000)    $     0

Issuance of Common
 Shares - Cash at
 0.005 per Share        1,000,000  $1,000        4,000           0

Net Operating Loss
 for the Period from
 Inception to December
 31, 1998                      --      --           --      (5,000)
                        ---------  ------    ---------    --------
BALANCE AT
DECEMBER 31,1998        3,000,000  $3,000    $  2,000     $ (5,000)
                        =========  ======    ========     ========

Issuance of Common
 Shares - Cash at
 0.005 per Share          200,000  $  200    $    800     $      0

Net Operating Loss
for the Nine Month
Period Ended
September 30, 1999             --      --          --            0
                        ---------  ------    --------     --------
BALANCE AT
SEPTEMBER 30,1999       3,200,000  $3,200    $  2,800     $ (5,000)
                        =========  ======    ========     ========


                 See accompanying notes to financial statements.

                      Centrock Incorporated
                   (A Development Stage Company)
                     Statement of Cash Flows
         For the Period From Inception (10/20/98) Through
        December 31, 1998, For the Nine Month Period Ended
    September 30, 1999, and For the Period From Inception Through
                        September 30, 1999



                             From Inception   Nine Months   From Inception
                                 (10/20/98)         Ended       (10/20/98)
                              Thru 12/31/98       9/30/99     Thru 9/30/99
                              -------------   -----------     ------------

Net Income (Loss)              $     (5,000)   $        0     $     (5,000)
                              -------------   -----------     ------------

Adjustments to Reconcile Net
Income to Net Cash Provided
From Operating Activities:
Amortization of Start-Up
Costs                                 5,000             0            5,000
                              -------------   -----------     ------------

Net Cash Provided From (Used In)
Operating Activities                      0             0                0

Cash Flows From (Used In)
Investing Activities:
Organization Costs                     (800)       (4,200)          (5,000)

Cash Flows From (Used In)
Financing Activities:
Common Stock Sold for Cash            5,000         1,000            6,000
                              -------------   -----------     ------------

Net Increase (Decrease)
in Cash                               4,200        (3,200)           1,000

Cash at Beginning of Period               0         4,200                0
                              -------------   -----------     ------------

Cash at End of Period          $      4,200    $    1,000      $     1,000
                              =============   ===========     ============



          See accompanying notes to financial statements.

                      Centrock Incorporated
                  (A Development Stage Company)
              Notes to Unaudited Financial Statements
               Nine Months Ended September 30, 1999


NOTE 1 - UNAUDITED FINANCIAL INFORMATION

  The unaudited financial included for the nine-month period ended September 30, 1999 were taken from the books and records without audit. It is the opinion of management that the accompanying financial statements contain adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of operations, changes in stockholders' equity, and the changes in cash for the nine months then ended, and from the periods from inception (October 20, 1998) through December 31, 1998 and from inception through September 30, 1999.

NOTE 2 - INTERIM REPORTING

  The results of operations for the nine months ended September
  30, 1999 are not necessarily indicative of the results to be expected for the remainder of the year.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Centrock Incorporated was incorporated on October 20, 1998, under the laws of the State of Nevada. The Company has elected to report on a calendar year basis.

  The Company is in its development stage and to date its activities have been limited to organization, capital formation, and business plan research The Company plans to engage in the bottling and distribution of a premium bottled water product.

  The Company has not yet determined and established its accounting policies and procedures, except as follows:

  1.   The Company uses the accrual method of accounting.

  2. Net loss per share is provided in accordance with Financial Accounting Standards No. 128 (FAS No. 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares during the period. Diluted loss per share reflects the per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. No stock options were available or granted during the periods presented. Accordingly, basic and diluted loss per share are the same for all periods presented.

  3. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

NOTE 4 - GOING CONCERN

  The Company's Financial Statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realizations of additional capital, it would be unlikely for the Company to continue as a going concern.

NOTE 5 - RELATED PARTY TRANSACTIONS

  The Company neither owns nor leases any real property. Office services are provided without charge by the President of the Company. Such costs are immaterial to the financial statements and, accordingly have not been reflected therein. The officers and directors of the Company are involved in other business activities, and may, in the future, become active in other business activities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their own business interests. The Company has not formulated a policy for the resolution of such conflicts.

PART 1  FINANCIAL INFORMATION

Management's Plan of Operations

While the Company maintains a cash balance of $1,000, the President and Secretary/Treasurer, the Founders, have agreed to provide their services, office space and related supplies free of charge until such time as management can raise the funding necessary to further advance its business plan.

In management's opinion, the Company's current cash situation is sufficient and adequate until additional capital can be raised to implement the Company's business plan (the "Plan"). At present, the Company is in its initial development stage. Over the next five to eight months it will be assessing the water source(s), and equipment requirements of its Plan, and researching and compiling the data and other information necessary to set forth its detailed operating budgets and cash flow requirements. This information will include requisite data for the process to collect and bottle its water product and a detailed marleting plan to support the projections that will be the focus of the Company's business plan as it moves towards the second phase of its business.

Based on the detailed studies, marketing plans, and resultant budgets and cash flow projections prepared during this initial phase, the Company will then proceed with another offering in the next ten to twelve months to raise the estimated $500,000 to $700,000 needed to proceed with the second phase of its Plan. This phase includes the actual acquisition/lease of a source for its bottled water, completion of the bottling facility, and the actual bottling and sale of its product.

In order to remain a going concern, the Company must first complete the initial stage of its Plan, and then be successful in its effort(s) to raise additional capital, either through an offering, such as another 504 offering, or through a private placement of its securities. There are considerable risks in the implementation of the Company's Plan, including insufficient funding from future sale(s) of its securities, greater than expected costs to acquire and/or lease the source for its water, greater than expected cost to build its bottling facility, greater than expected operating costs, and insufficient revenues from sales/distribution of its product. Without sufficient additional cash flow, the Company would have to rely on existing cash flows and/or loans from its Founders until such time as the Company could raise additional funds to implement its Plan.

There are no current plans for product research and development. There are no current plans to purchase or sell any significant amount of fixed assets. There are no current plans to increase the number of employees.


PART II - OTHER INFORMATION

ITEM 1.      Not applicable.

ITEMS 2-4.   Not applicable.

ITEM 5.      Information required in lieu of Form 8-K: None

ITEM 6.      Exhibits and Reports on 8-K:

                  a)    Exhibit #27.1, "Financial Data Schedule"

                  b) No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1999


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Centrock Incorporated


        Dated: November 22, 1999        /s/ Christopher George
                                        ----------------------
                                        Christopher George
                                        President