Form 10KSB
period 1999-12-31
CENTROCK INC
filed 2000-03-22
CIK 1073769

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 Annual report under Section 13 or 15(d) of the Securities Exchange Act of
1934

                    For the fiscal year ended December 31, 1999


                             CENTROCK INCORPORATED
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                NEVADA                                   91-1932118
 ----------------------------------------          --------------------
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

      SOUTH 157 HOWARD ST., SUITE 600
         SPOKANE, WASHINGTON                              99201
 ----------------------------------------          --------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

                                 (509) 252-3939
                    ----------------------------------------
                           (ISSUER'S TELEPHONE NUMBER)

          SECURITIES TO BE REGISTERED UNDER SECTION 12(g) OF THE ACT:

                          Common Stock - .001 Par Value
                 ----------------------------------------------
                                (TITLE OF CLASS)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   [X]            No   [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10 KSB or any amendment to this Form 10-KSB.

                        Yes   [X]            No   [ ]

The corporation had no revenues for the year ended December 31, 1999.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999, based on the average selling price of one share of the Common Stock of the Company, was $0. The Company's Common Stock has had no activity and/or market as of the date of this 10K Form.

                                     PART I

                                     ITEM 1
                           DESCRIPTION OF THE BUSINESS

Background

Centrock Incorporated (the "Company") was incorporated as a Nevada corporation on October 20, 1998, for the purpose of offering the sale and distribution of non-alcoholic beverages. Its principal place of business is located at South 157 Howard Street, Suite 600, Spokane, Washington, 99201.

The Company is authorized to issue up to 75,000,000 (seventy five million) common shares, par value $0.001.

The Company was formed by Mr. Christopher A. George, who was issued 1,500,000 (one million five hundred thousand) shares of the Company's common stock in consideration of his efforts in establishing the Company and overseeing the initiation and implementation of its strategic business plan. Christopher George is the Company's President and heads up its Board of Directors. His brother, Monte A. George, is also on the Company's Board of Directors and is the Secretary/Treasurer of the Company. Monte George was issued 500,000 (five hundred thousand) shares of the Company's common stock in consideration of his similar efforts in establishing the Company and overseeing the initiation and implementation of its strategic business plan. Christopher and Monte George are the Company's sole officers and directors.

In the Company's initial offering of shares, a total of 1,200,000 Common shares were issued to 35 shareholders at a price of $0.005 per share. This Offering was made pursuant to Rule 504 of Regulation D. This Offering commenced on November 9, 1998 and was closed on July 31, 1999.

There has been no bankruptcy, receivership, or similar proceeding by or against the Company. In addition, there has been no material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not done in the ordinary course of business.

Strategic Business Plan of Issuer

While currently in its development stage, the Company was formed to exploit a strategic business plan (the "Plan") within the non-alcoholic sales and distribution industry. This Plan, in summary, has a primary focus of exploiting the potential of bottling, distribution, and sale of pure premium bottled water obtained from the Spokane aquifer, a 325-mile long underground spring that is fed by the snow pack in the mountains of North Idaho.

The interest in bottled water has been consistently increasing for the past several years, reaching nearly $4 billion in the U.S. alone in 1997. This was a 9.7% increase over the figures for 1996. This fastest growing segment of the beverage industry can attribute its boom to several factors. Baby boomers are maturing and their tastes, as well as waistlines, are guiding them toward more natural, less caloric beverages. America's passion with fitness, combined with a decline in the acceptance of alcohol, has further driven consumers to these and other beverage alternatives. The deteriorating taste and quality of tap water, further influenced by a public fear of unknown contaminants, have placed bottled water as the perfect solution.

Within the bottled water business there are two distinct and primary segments. The biggest by volume is the five-gallon or returnable container water business. Companies such as Arrowhead, Sparkletts, and Hinckley & Schmitt are the leaders in this field. This segment is usually associated with the office cooler market, but bottlers also use the two-and-one-half and one-gallon containers for supermarket distribution. This type of bottled water is usually sold to the consumer as a better alternative to tap water. The other market segment, and the one that the Company expects to compete within, is the premium bottled water market. With such competing brand names as Evian, Vittel, and Perrier, these are primarily sold as soft drink and alcohol alternatives. The packaging of these premium waters range in size from six ounce to two liters and vary in packaging from custom glass and PET plastic to aluminum cans. At present, the Company has not yet determined its product sizes and form of packaging, although it will likely compete within the two-liter and smaller packages.

It is important to understand that all bottled water is not created equally, there are differences. In Europe, all bottled mineral waters must come from natural springs. A spring is simply water that flows naturally to the surface. However, in the U.S., waters labeled "spring water" may come from a spring source or from a bore-hole adjacent to a spring. Artesian water comes from a well that taps a confined underground aquifer and in which the water level stands above the natural water table. Well water is water that from a drilled hole which taps the water of an aquifer. Consumer tastes vary, but statistics show that there is a premium attached to the natural spring and artesian waters. As a result, they usually command a slightly higher price. Centrock has not yet determined what specific source their water will come from, but management feels that it will most likely seek either natural spring or artesian water as the source of its product.

The plan is to market the Company's products primarily through groceries and convenience stores, which in turn will offer the product for sale to the individual consumer. There may be some sales to health clubs or similar facilities, but these are not expected to produce a large percentage of the Company's expected revenues. The network to deliver and make product available to these retailers is an established system that should allow an orderly and systematic approach to marketing the product and making it available for immediate distribution. It is likely that the Company will not only employ its own sales staff, but may also consider the use of commissioned independent sales people, if deemed appropriate.

The U.S. bottled water business is dominated by bottler Perrier Group of America, with a total market share of 28.1% (based on a 1997 survey). The next leading bottler was Suntory with a 9.2% market share. The six leading companies combined control an estimated 55.1% of the market. The remaining 44.9% of the market is made up of over 900 individual bottlers, with none holding greater than a 2% individual market share. At the individual "brand" level, there were a total of 2,375 separate brands of bottled water in 1997. However, the top ten brands, led by Perrier with a 7.6% market share, command a total of only 39.5% of the market. The remaining 2,365 individual brands account for 60.5% of the market, with none holding a market share of greater than 2%.

On a local/regional basis, there are approximately 20 to 25 individual brands Of bottled water that can be found on the grocery and convenience store shelves, with the most carried by any individual store being no more than about 15 brands. Research indicates that the same popular national brands are generally similarly popular within the local and regional market, mainly as a result of their large marketing budgets. There are however, several regional brands that do well, such as Cascade Clear and Talking Rain from the Seattle area, and Calistoga and Crystal Geyser from California. There are no local brands that have captured a very large market share, but this appears to be more a result of little marketing being done, rather than disdain for local products.

As previously mentioned, the source for the Company's water is targeted to be the Spokane aquifer, a 325-mile long underground "spring" that starts in the mountains of north Idaho and generally runs to the west of there. Most all of the communities along its path have tapped into this virtually endless supply of clean water to supply the needs of their population for drinking water. The water is very clean, and contains no contaminants that would effect its drinking qualities. It is naturally filtered and contains a good mix of minerals, which are actually what gives water its "taste". Around the Spokane area, there are numerous wells, both drilled and artesian, as well as several springs which provide good access and supplies of water. While the Company has not yet selected its "source" for its water, it should be a reasonably easy process to obtain the rights to enough water to supply the business at a reasonable cost.

There are several suppliers of bottling supplies and turnkey production facilities that could be utilized by the Company in setting up its bottling plant. Bottling supplies are available through many providers, such as Aqua Source, Sidel Inc., PET Containers, Pacific Cap, and others. Turnkey bottling equipment and production lines are available through companies such as Universal Aqua Technologies, Pure Water, Inc., and GET, Inc., to name a few. During its initial phase, the Company will contact several of these companies to find the best solution to meeting its production requirements.

While the greater Spokane/Inland Northwest will be the Company's primary and initial market, it is the Company's intention to possibly expand into the three-state area, known as the Pacific Northwest, as part of its longer term business strategy. However, if it does choose to expand, the Company will do so only if it doing well in its primary market. Possible expansion outside that area would not be inconceivable, depending upon the Company's success within the local region and the opportunities that may present themselves elsewhere.

At present, and during the initial phase of its Plan, the only "employees" of the Company will be the Messrs. George who will each be working on Company business one, or possibly two days per week. They have to date and will continue to receive no compensation, other than the shares of common stock previously mentioned above, during the initial phase of the Plan.

The size and financial strengths of most of the Company's competitors are substantially greater than those of the Company. However, management believes that the Company can effectively compete with those other companies since there has been little activity to date by any local water supplier within the greater Spokane/Inland Northwest market. With a careful, well thought out marketing and distribution plan, the Company should have a reasonable chance at success within the local and regional markets. The George's also have numerous businesses and other contacts from their previous beverage experience that can be drawn upon in setting up the Company's sales and distribution network.

The Company has no new product or service planned or announced to the public. Other than complying with the drinking water standards, as set forth by the FDA and local municipalities, the Company's business and strategic business plan is not subject to material regulation by federal, state, or local governmental agencies.

                                     ITEM 2
                             DESCRIPTION OF PROPERTY

The Company owns no property. Its office space is shared with other entities and provided free of charge by the President of the Company, Christopher George. The office space totals approximately 600 square feet. This office arrangement and configuration is considered adequate for current and short-term operations of the Company.

If, and when, the Company's future plans require additional space as its development and strategic business plan proceeds, the building which it presently occupies has additional warehouse and possibly bottling space that could potentially be utilized by the Company. If for some reason the current building was not available or not strategically well suited for the Company's operations, the Company could be easily relocated to another location in town at competitive rents.

                                     ITEM 3
                                LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

                                     ITEM 4
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders, through the solicitation of proxies or otherwise.

                                     PART II

                                     ITEM 5
         MARKET FOR COMMON EQUITY AND OTHER RELATED STOCKHOLDER MATTERS

On October 20th of 1999 the Company submitted an information and Disclosure Statement Pursuant to Rule 15C2-11(a)(5) as Promulgated by the Security and exchange Act of 1934, as Amended with Signature Stock Transfer of Dallas, Texas in order to become a publicly traded company. The Company's intent was to become listed on the NASDAQ Over-The Counter Bulletin Board. On February 8th of 2000, the Company was cleared by the NASD for an unpriced quotation on the OTC Bulletin Board for Centrock Incorporated Common Stock. As of the date of this filing the Company's common stock has never been traded or been active on the OTC Bulletin Board or any public market.

As of December 31, 1999, the Company had 37 shareholders of record. The Company has paid no cash dividends. The Company has no outstanding options. The Company has no plans to register any of its securities under the Securities Act for sale by security holders.

                                     ITEM 6
            MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company's current cash is sufficient in management's opinion to sustain corporate operations for the next twelve months, as it currently has no direct or indirect operating expenses. Within the next twelve months, the Company plans to raise additional proceeds in order to implement its business plan to include the construction and design of its water bottling facility, securing all inventory, supplies, licenses, permits, insurance, and hiring of employees. There are no current plans to purchase or sell any significant amount of fixed assets. The inability to raise additional proceeds within the next twelve months may have a material adverse impact on the Company's business plan.

Results of Operations

There were no revenues from sales for the twelve months ended December 31, 1999. The Company sustained a net loss of $3,200 for the twelve months ended December 31, 1999. Losses were primarily attributable to expenditures for operating expenses of the corporation.

Liquidity and Capital Resources

As of December 31, 1999, the Company had $1,000 cash in the bank. Until such time as the Company sets forth and implements its strategic business plan, there will be no need for additional capital, since the Officers are contributing their time and expenses at no cost during that time. Although the complete strategic business plan has not yet been fully researched and put together, management, at present, foresees the need to raise about $500,000 to $700,000 in additional capital to fully enter the operational phase of its strategic plan. Once the business plan has been more fully developed, management has plans to raise additional capital through the sale of equities, via private placement(s). It is the Company's intent to use this capital to fund their business plan, as operating revenues will not be generated until such time as the bottling facility has been built and product is out to the retailers.

The Company faces considerable risks at each step in its strategic business plan. Such things as consumer preferences, societal and economic changes, cost overruns, inability or difficulty in finding an adequate source for the water, and possible shortfalls in funding due to the Company's inability to raise additional capital in the equity securities market all may have an adverse impact on the Company. If no additional funding is raised over the next twelve months, the Company will be forced to rely on existing funds or those loaned by the Officers and Directors. In such a restricted scenario, the Company would not be able to complete all of the steps of its strategic business plan, and would therefore be forced to delay all capital-intensive activities. It is possible that, without necessary and sufficient cash flow during the next twelve months, the Company would have to severely restrict its plans and abilities to move forward with its strategic business plan.

                                     ITEM 7
                              FINANCIAL STATEMENTS

The audited financial statements of the Company and related notes which are included in this offering have been examined by Merri Nicherson, CPA, and have been so included in reliance upon the opinion of such accountants given upon their authority as an expert in auditing and accounting.

CENTROCK INCORPORATED

AUDITED FINANCIAL STATEMENTS

As of December 31, 1999 and December 31, 1998, and for the Period from October 20, 1998 (date of inception) through December 31, 1999

Independent Auditor's Report

Financial Statements:

   Balance Sheets
            as of December 31, 1999 and December 31, 1998

Statements of Operations
   for the year ended December 31, 1999, the period ended
      December 31, 1998, and for period from October 20, 1998
      (date of inception) through December 31, 1999

Statements of Changes in Stockholders' Equity
   for the year ended December 31, 1999, the period ended
      December 31, 1998, and for period from October 20, 1998
      (date of inception) through December 31, 1999

Statements of Cash Flows
   for the year ended December 31, 1999, the period ended
      December 31, 1998, and for period from October 20, 1998
     (date of inception) through December 31, 1999

Notes to Financial Statements


INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders of Centrock Incorporated:

I have audited the accompanying Balance Sheets of Centrock Incorporated (a Nevada Corporation) as of December 31, 1999 and December 31, 1998, and the related Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the year ended December 31, 1999, the period ended December 31, 1998, and the period from October 20, 1998 (the date of inception) through December 31, 1999. These Financial Statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the Financial Statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Financial Statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall Financial Statement presentation. I believe that my audit provided a reasonable basis for my opinion.

In my opinion, the Financial Statements referred to above present fairly, in All material respects, the financial position of Centrock Incorporated as of December 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1999, the period ended December 31, 1998 and the period from October 20, 1998 (date of inception) through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying Financial Statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the Financial Statements, the Company has no viable operations or significant Assets and is dependent upon significant Shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note 2. The Financial Statements do not contain any adjustments that might result from the outcome of these uncertainties.


/S/ Merri Nickerson
-------------------
    Merri Nickerson

MERRI NICKERSON, CPA
Spokane, Washington
January 8, 2000


Centrock Incorporated
(A Development Stage Company)
Balance Sheets
As of December 31, 1999 and December 31, 1998

                                             December 31,        December 31,
                                                     1999                1998
                                              -----------         -----------

ASSETS
Cash                                          $     1,000          $    4,200
Organization Costs                                      0                   0
Accumulated Amortization                                0                   0
                                              -----------         -----------
Total Assets                                  $     1,000          $    4,200
                                              ===========          ==========

LIABILITIES
Accounts Payable                              $         0          $    4,200
                                               -----------        -----------
STOCKHOLDERS' EQUITY
Common Stock:
   Paid-In Capital, Par Value $0.001 per
   Share, 75,000,000 Shares Authorized,
   3,200,000 & 3,000,000 Shares Outstanding
   (see Note 1)                               $    3,200          $     3,000
Paid In Capital In Excess of Par Value            (2,800)               2,000
(Deficit) Accumulated During Development
Stage                                            (5,000)              (5,000)
                                              -----------         -----------
Total Stockholders' Equity                    $     1,000         $         0
                                              -----------         -----------

Total Liabilities and Stockholders' Equity    $     1,000         $     4,200
                                              ===========         ===========


See accompanying notes to financial statements.

Centrock Incorporated
(A Development Stage Company)
Statements of Operations
For the Year Ended December 31, 1999, the Period Ended December 31, 1998, and the Period from Inception (October 20, 1998) to
December 31, 1999


                                    Year Ended   Period Ended   Inception to
                                    December 31, December 31,   December 31,
                                            1999         1998           1999
                                     -----------  -----------    -----------

Operating Revenues                   $         0  $         0    $         0

Amortization of Start Up Costs
   (see Note 1)                                0        5,000          5,000
                                     -----------  -----------    -----------

Net Income (Loss)                    $         0  $    (5,000)   $    (5,000)
                                     ===========  ===========    ===========
Per Share Information:
   Basic and Diluted (Loss)
   per Common Share                 $   (0.00)       $  (0.00)        $(0.00)

Weighted Average Shares
   Outstanding (see Note 1)         3,088,888        2,914,286      3,071,428


See accompanying notes to financial statements.

Centrock Incorporated
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
For the Periods from Inception (October 20, 1998)
to December 31, 1999


                            Common        Par       Excess of       Retained
                            Shares      Value       Par Value        Earnings
                        ----------   --------     -----------      ----------
Issued to Founders
   at Inception          2,000,000    $ 2,000       $  (2,000)     $        0

Issuance of Common
   Shares Cash at
   $0.005 per Share      1,000,000      1,000           4,000               0

Net Operating Loss for the
   Period from October, 20, 1998
   (date of inception) to
   December 31, 1998            --         --              --         (5,000)
                        ----------  ---------      -----------      ---------
BALANCE AT
   DECEMBER 31,1998      3,000,000    $ 3,000          $ 2,000    $   (5,000)
                            ======      =====           ======         ======
Issuance of Common
   Shares Cash at
   $0.005 per Share        200,000        200              800              0

Net Operating Loss for the
   Period from January 1, 1999
   To December 31, 1999         --         --                --             0
                        ----------  ---------       -----------    ----------
BALANCE AT
   December 31,1999      3,200,000     $3,200           $(2,800)     $(5,000)
                            ======      =====             ======       ======

See accompanying notes to financial statements.


Centrock Incorporated
(A Development Stage Company)
Statements of Cash Flows
For the Period from Inception (October 20, 1998) to December 31, 1998, and For the Period from
January 1, 1999 to July 31, 1999


                                 Year Ended     Inception to     Inception to
                              December 31,       December 31,    December 31,
                                      1999               1998            1999
                               -----------       -----------      -----------

Net Income (Loss)                      $ 0     $  (5,000)          $  (5,000)
                               -----------    -----------         -----------
Adjustments to Reconcile Net
   Income to Net Cash Provided
   from Operating Activities:
      Amortization of Start-Up Costs     0          5,000               5,000
                               -----------    -----------         -----------
Net Cash Provided From (Used In)
   Operating Activities                  0              0                   0

Cash Flows From (Used In) Investing
   Activities:
      Organization Costs            (4,200)          (800)            (5,000)

Cash Flows From (Used In) Financing
   Activities:
      Common Stock Sold for Cash     1,000          5,000               6,000
                               -----------    -----------         -----------

Net Increase (Decrease) in Cash     (3,200)         4,200               1,000

Cash at Beginning of Period          4,200              0                   0
                               -----------    -----------         -----------

Cash at End of Period            $   1,000      $   4,200           $   1,000
                                 =========      =========           =========

See accompanying notes to financial statements.


Centrock Incorporated
(A Development Stage Company)
Notes to Financial Statements
December 31, 1998 and July 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Centrock Incorporated was incorporated on October 20, 1998, under the laws of the State of Nevada. The Company has elected to report on a calendar year basis.

The Company is in its development stage and to date its activities have been limited to organization and capital formation. The Company plans to engage in the bottling and sales of its own brand of premium bottled water.

During November 1998, the Company sold a total of 1,000,000 of its Common Shares at $0.005 per Share, for total proceeds of $5,000. In July, 1999, an additional 200,000 Shares were sold at $0.005 per Share, for total proceeds of $1,000. The Offering was made under Regulation D, Rule 504 of the Securities
Act of 1933.

The Company has not yet determined and established its accounting policies and procedures, except as follows:

1.   The Company uses the accrual method of accounting.

2. Net loss per share is provided in accordance with Financial Accounting Standards No. 128 (FAS No. 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted-average number of common shares during the period. Diluted loss per share reflects the per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. No stock options were available or granted during the periods presented. Accordingly, basic and diluted loss per share are the same for all periods presented.

3. Organization costs of $5,000 were incurred during 1998 and were written off in-full against operations for the period in accordance with the accounting requirement set forth in SOP 98-5.

4. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

NOTE 2 - GOING CONCERN

The Company's Financial Statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realizations of additional capital, it would be unlikely for the Company to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

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

                                    ITEM 8
           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                        CONTROL AND FINANCIAL DISCLOSURE

None.

                                    PART III

                                     ITEM 9
         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company, all of those whose terms will expire at the 2000 shareholder meeting, or at such a time as their successors shall be elected and qualified, are as follows:

The Company's Directors and Executive Officers are as follows:

Name/Address                  Position                        Age
----------------------        ---------------------           ----

Christopher A. George         President & Director             37
124 South Wall Street,
Suite 105
Spokane, WA  99201

Monte A. George               Secretary/Treasurer & Director   39
124 South Wall Street,
Suite 105
Spokane, WA  99201

Note:  Christopher and Monte George are brothers.

Christopher A. George serves as the Company's President and Chairman of its Board of Directors. Over the past ten years, Mr. George has served in the following capacities: (1) from 1997 to present he has been the President and Founder of Choicenet Internet Services, an internet service provider which provides internet service that is "content-filtered" and thus limits the access to/from sites that provide pornography, racism, and other materials found to be offensive by many people; (2) from 1996 to 1997, he was the General Manager and Vice President of Sales for Northwest Juice and Beverage, a company supplying non-alcoholic beverages, including juices, bottled waters, and soft drinks to the retail and institutional trades; (3) from 1983 to 1996, Mr. George served in the capacity of Marketing Development Manager for Pepsi-Cola Inc. in Spokane and Seattle, WA.

At present, Christopher George is also the President and Director of Altrex Incorporated, a company that is similarly working with and pursuing a strategic business plan to acquire/consolidate several smaller internet service providers ("ISP's") with the intention of creating a large, full service ISP. This Company has filed its Form 10SB12G with the SEC and is also looking to become publicly traded on the OTC-BB.

Monte A. George serves as the Company's Secretary/Treasurer and sits on its Board of Directors. Over the past ten years, Mr. George has served in the following capacities: (1) from 1998 to present he has been the President and Founder of The Recruiting Network, an executive recruiting company based in Spokane, WA; (2) from 1997 to 1998, he was the Western Regional Manager for Juice Time, Inc., a manufacturer/distributor of high quality concentrated juice products; (3) from 1995 to 1997, he was the Vice President of Recruiting and Executive Search for the Consumer Connection in Seattle, WA;
(4) from 1990 to 1995, Mr. George was the Regional Sales Manager for Cadbury Schweppes Beverages in Seattle, WA.

At present, Monte George is also the Secretary/Treasurer and Director of Altrex Incorporated, a company that is similarly working with and pursuing a strategic business plan to acquire/consolidate several smaller internet service providers ("ISP's") with the intention of creating a large, full-service ISP. This Company has filed its Form 10SB12G with the SEC and is also looking to become publicly traded on the OTC-BB.

The term of office for each Director is one year, or until his successor is elected and qualified at the Company's annual meeting of Shareholders, subject to ratification by the Shareholders. The term of office for each Officer is one year or until a successor is elected and qualified and is subject to removal by the Board. No Officer or Director of the Company has been the subject of any Order, Judgement, or Decree of any court of competent jurisdiction, of any regulatory agency enjoining him from acting as an investment advisor, underwriter, broker, or dealer in the securities, or as an affiliated person, director, or employee of an investment company, bank savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with the purchase or sale of any securities nor has any person been the subject of any order of a state authority barring or suspending for more than sixty days, the right of such person to be engaged in such activities or to be associated with such activities. No Officer or Director of the Company has been convicted in any criminal proceedings (excluding traffic violations) or the subject of a criminal proceeding which is presently pending.

Each of the above persons may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgement, or Decree of any Court of competent jurisdiction, of any regulatory agency enjoining him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities nor has any such person been the subject of any Order of a State authority barring or suspending for more than sixty (60) days, the right of such a person to be engaged in such activities or to be associated with such activities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding, which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

There are no current employment agreements between the Company and its Executive Officers.

The Directors and Principal Officers have worked with no remuneration and will do so until such time as the Company receives sufficient revenues necessary to provide proper salaries to all Officers and compensation for Directors' participation. The Officers and the Board of Directors have the responsibility to determine the timing of remuneration based upon a positive cash flow to include stock sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $8,000 at each month end. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries, if any.

                                     ITEM 11
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as well as those who own beneficially more than five percent of the Company's common stock through the most current date - February 29, 2000:

Set forth below is a list of those individuals, including any group; known to Be a beneficial owner of more than five percent of any class of the Company's voting securities:

            Name and               Amount and
            Address of             Nature of           Percent
Title of    Beneficial             Beneficial          of
 Class      Owner                  Owner               Class
--------    ---------------------  ----------------    -----
 Common     Christopher A. George  3,750,000 Shares     47%
            124 South Wall Street,
            Suite 105
            Spokane, WA  99201

 Common     Monte A. George        1,250,000 Shares     16%
            124 South Wall Street,
            Suite 105
            Spokane, WA  99201

 All Officers and Directors        5,000,000 Shares     63%
 (2 Individuals)

There are no outstanding rights for any individual, or group, to acquire additional Shares from options, warrants, rights, conversion privilege, or similar obligations. The Messrs. George are the Company's sole officers and directors.

On January 10, 2000 the directors of the Company voted and approved a two and one half to one forward split of the issued and outstanding shares of the Company, which increased the shares issued to the investors from 1.2 million to 3 million, and increased the founder shares from 2 million to 5 million as is reflected above.

                                       ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Christopher George (Director & President) received 1,500,000 common shares of the Company in 1998 for services rendered, another 2,225,000 common shares were issues to him per a forward stock split on January 10, 2000.

Monte George (Director Secretary & Treasurer) received 500,000 shares of the Company's common stock in 1998 for services rendered, another 750,000 common shares were issued to him per a forward stock split on January 10, 2000.

In the Company's initial offering of shares, a total of 1,200,000 Common shares were issued to 35 shareholders at a price of $0.005 per share. This Offering was made pursuant to Rule 504 of Regulation D. This Offering commenced on November 9, 1998 and was closed on July 31, 1999. On January 10, 2000 each shareholder was issued additional stock as a result of a two and one half to one forward stock split.

                                     ITEM 13
                        EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 11   Statement re: computation of per share earnings      See
Financial
Stmt.
Exhibit 23   Consent of Merri Nicherson, CPA.                     Included
Exhibit 27   Financial Data Schedule                              Included

Reports filed on Form 8-K                                         None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Centrock, Incorporated

Date: February 10, 2000                    By  /s/ Christopher George
-----------------------                 -------------------------------------
-
                                        Christopher George, President
                                                            & Director

Date: February, 10 2000                    By  /s/ Monte George
-----------------------                 -------------------------------------
-
                                        Monte George, Secretary/Treasurer
                                                      & Director