Form 10QSB
period 2000-03-31
CENTROCK INC
filed 2000-05-15
CIK 1073769

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended March 31, 2000
                         Commission File Number 0-26813


                             CENTROCK INCORPORATED
             (Exact name of registrant as specified in its charter)

             NEVADA                            91-1932118
    (State of Incorporation)         (I.R.S. Employer Identification No.)

                       157 SOUTH HOWARD STREET, 6th FLOOR
                          SPOKANE, WASHINGTON 99201
             (Address of Principal Executive Offices) (Zip Code)

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

As of March 31, 2000, the registrant had 8,200,000 shares of common stock, $.001 par value, issued and outstanding.

                            CENTROCK INCORPORATED

                                 FORM 10-QSB

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements - Unaudited

              Balance Sheets as of December 31, 1999 and March 31, 2000.

              Income Statements for the three months ended March 31, 1999 and March 31, 2000, and for the period from Inception
(October
                 20, 1998) through March 31, 2000.

              Statements of Cash Flows for the three months ended March 31, 1999 and March 31, 2000, and for the period from Inception
                 (October 20, 1998) through March 31, 2000.

              Notes to Financial Statements

Item 2.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

Item 2.     Changes in Securities and Use of Proceeds.

Item 3.     Defaults Upon Senior Securities.

Item 4.     Submission of Matters to a Vote of Security Holders.

Item 5.     Other Information.

Item 6.     Exhibit and Reports on Form 8-K

            Exhibit

            Reports on Form 8-K

SIGNATURES

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                         Centrock Incorporated
                     (A Development Stage Company)
                       Unaudited Balance Sheets
              As of December 31, 1999 and March 31, 2000

                                        December 31,      March 31,
                                            1999            2000
						    ------------     -----------

ASSETS
Cash                                    $     1,000      $  200,000
Organization Costs                                0               0
Accumulated Amortization                          0               0
                                        ------------     -----------

Total Assets                            $     1,000      $  200,000
                                        ============     ===========

LIABILITIES
Accounts Payable                        $         0      $        0
                                        ------------     -----------

STOCKHOLDERS' EQUITY
Common Stock:
Paid-In Capital, Par Value $0.001 per
Share, 75,000,000 Shares Authorized,
3,200,000 & 8,200,000 Shares
Outstanding                             $    3,200       $    8,200
Paid In Capital In Excess of Par Value       2,800          197,800
(Deficit) Accumulated During Development
Stage                                       (5,000)          (6,000)
                                        -----------      -----------

Total Stockholders' Equity              $    1,000       $  200,000
                                        -----------      -----------

Total Liabilities and Stockholders'
Equity                                  $    1,000       $  200,000
                                        ===========      ===========

         See accompanying notes to financial statements.

                         Centrock Incorporated
                     (A Development Stage Company)
                      Unaudited Income Statements
             For the Three Months Ended March 31, 1999 and
                    March 31, 2000 and for the Period
        From Inception (October 20, 1998) through March 31, 2000


                               Three Months   Three Months    Inception
                                   Ended          Ended        Through
                                 March 31,      March 31,     March 31,
                                    1999          2000           2000
                               ------------   ------------   -----------

Operating Revenues              $        0     $        0     $       0

Operating Expenses                       0          1,000         6,000
                               ------------   ------------   -----------

Net Income (Loss)               $        0     $    1,000     $       0
                               ============   ============   ===========

Per Share Information:
Basic and Diluted (Loss)
per Common Share                $    (0.00)    $    (0.00)    $   (0.00)

Weighted Average Shares
Outstanding (1)                  8,000,000      8,066,667     7,718,718

   (1) These figures have been adjusted to reflect the effect of the 2 1/2 to one forward stock split, effective January 10, 2000, increasing the number of issued and outstanding shares from 3.2 million to 8.0 million.

         See accompanying notes to financial statements.

                          Centrock Incorporated
                      (A Development Stage Company)
                        Statements of Cash Flows
             For the Three Months Ended March 31, 1999 and
                    March 31, 2000 and for the Period
        From Inception (October 20, 1998) through March 31, 2000


                             Three Months    Three Months      Inception
                                 Ended          Ended           Through
                               March 31,      March 31,        March 31,
                                  1999           2000             2000
                             ------------    ------------     -----------

Net Income (Loss)             $        0     $    (1,000)      $  (6,000)
                             ------------    ------------     -----------

Adjustments to Reconcile Net
Income to Net Cash Provided
From Operating Activities:
Amortization of Start-Up
Costs                                  0           1,000           6,000
                             ------------    ------------     -----------

Net Cash Provided From (Used In)
Operating Activities                   0               0               0

Cash Flows From (Used In)
Investing Activities:
Organization Costs                (4,200)         (1,000)         (6,000)

Cash Flows From (Used In)
Financing Activities:
Common Stock Sold for Cash             0         200,000         206,000
                             ------------   -------------    ------------

Net Increase (Decrease)
in Cash                           (4,200)        199,000         200,000

Cash at Beginning of Period        4,200           1,000               0
                            -------------   -------------    ------------

Cash at End of Period          $       0     $   200,000      $  200,000
                            =============   =============    ============



          See accompanying notes to financial statements.

                         Centrock Incorporated
                     (A Development Stage Company)
                Notes to Unaudited Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Centrock Incorporated have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-KSB Annual Report for the year ended December 31, 1999.

ITEM II.  MANAGEMENT'S PLAN OF OPERATIONS

Liquidity and Capital Resources

The Company remains in the development stage, and, since its inception, has not yet commenced any operational activities.

With its primary activities consisting of the research and development of its plan to bottle and distribute a premium bottled water product, the Company's use of its cash balances have been related to its costs of SEC filings, including accounting and legal work, and those related to its becoming listed on the OTC-BB. The Company was able to raise an additional $200,000 in private equity funds in the first quarter of 2000. While not enough to fund the entire development costs of setting up a bottling facility and production and distribution channels for its water product, these funds do help ensure that the Company will have adequate means to continue its progress and cover any of its ongoing cost for the foreseeable twelve months.

There are no current plans for product research and development. There are no current plans to purchase or sell any significant amount of fixed assets. There are no current plans to increase the number of employees.

Results of Operations.

During the period from October 20, 1998 (date of inception) through March 31, 2000, the Company has engaged in no significant operations, other than organizational activities, raising initial capital, registering its securities under the Securities and Exchange Act of 1934, as amended, and the pursuit of development of its original business plan.

Since its inception, management of the Company has pursued the potential of the Company's development of its premium bottled water product based primarily on the following factors; 1) the interest in bottled water has been increasing for the past several years, with the increase between 1996 to 1997 increasing by nearly 10%; 2) the Spokane aquifer provides a vast, unlimited source of pure, clean water from the mountains of north Idaho; the founders' past involvement in the sale and distribution of beverages.

Over this time, the Company has initiated preliminary discussions with potential distributors, wholesalers, retailers, and sources for its products, it had no firm commitments or contracts for products and was largely unable to initiate firm negotiations until such a time as the Company had raised sufficient funding and had further developed its product. Management's estimate for total setup for a water source and production facility was estimated to be in the $250,000 to $500,000 range, depending upon the level of self-production versus outside purchasing. Management had originally anticipated initial implementation of its business plan to begin within the middle of 2000.

     To date, management has been unsuccessful in raising the capital to fund the setup of the bottling facility. The bottled water industry is highly competitive with respect to price, packaging, advertising, and shelf-space devoted by retailers, and as a result, it is more difficult than expected for new companies entering the market. In addition, after much contention and debate, the County Commissioners of Kootenai County, Idaho, recently voted to allow Burlington Northern Railroad to build a large, regional refueling facility on top of the aquifer "upstream" from the Company's potential source for its water. There is a low, but certainly business-threatening possibility of contamination from this facility. Further, there are numerous well-established competitors, including national, regional, and area companies, possessing substantially greater financial, marketing, and other resources than the Company. This competitive environment, the potential of contamination risk from the railroad's refueling facility, along with the fact the Company does not have an operating history, and management's opinion based on discussions with others within the industry seems to be the most dominant reasons the Company has been unable to raise the capital it requires.

Centrock effectively became a "Reporting Company" as defined by the U.S. Securities and Exchange Commission (the "SEC") as of September 30, 1999 and was listed on the NASDAQ Over-the-Counter Electronic Bulletin Board ("OTC-BB") on or about February 8, 2000. Centrock has been unable to raise the capital required to execute its business plan and during March of 2000, a company, Huading Financial Network ("HFN") contacted Centrock regarding a proposed merger. HFN was interested in merging with a publicly listed OTC-BB company.

Due to the uncertainty of the possible contamination of the aquifer due to the Burlington Northern facility, the very competitive nature of the market for bottled water, and the total amount of capital needed to start such an operation, the Company's Board has opted to move forward with a vote of its shareholders with respect to the proposed transaction with HFN and has filed the PRE-14A and DEF-14A Proxy materials with the SEC, as required. These should be reviewed by anyone requiring more details by accessing the materials on the SEC's web-site.

Forward-Looking Information.

The Private Securities Litigation Reform Act of 1995 provides a "safe-harbor" for forward-looking statements. This Form 10-QSB, the Company's Form 10-KSB, any other Form 10-QSB, or any Form 8-KSB of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from such statements. This document contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's prospects, developments, and business strategies for its operations, all of which are subject to certain risks, uncertainties, and assumptions. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, each of which speaks only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.


PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings.

             Not applicable.

ITEM 2.      Changes in Securities and Use of Proceeds.

             On January 10, 2000, the Company's Board of Directors approved a 2 1/2 to one forward split of issued and outstanding shares.

             On February 28, 2000, the Company sold 200,000 of its Common
Shares
             in a private transaction for $200,000.

ITEM 3.      Defaults Upon Senior Securities

             Not applicable.

ITEM 4.      Submission of Matters to a Vote of Security Holders

             A Special Meeting of the Shareholders has been scheduled for May
16
             at 1:30 PST to vote upon the proposed merger with HFN, as discussed herein, and other related items.

             The Company has filed the requisite PRE-14A and DEF-14A proxy materials for this meeting with the SEC. Readers are encouraged to
             review these materials at the SEC's web-site for more detailed information on the proposed merger and related events.

ITEM 5.      Information required in lieu of Form 8-K: None

ITEM 6.      Exhibits and Reports on 8-K:

                  a)    Exhibit #27.1, "Financial Data Schedule"

                  b) No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2000.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Centrock Incorporated


        Dated: May 12, 2000         /s/ Christopher George
                                        ----------------------
                                        Christopher George
                                        President