Form 10QSB
period 2000-06-30
HUADING FINANCIAL NETWORKS INC
filed 2000-09-21
CIK 1073769

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 2000
                         Commission File Number 0-26813


                         HUADING FINANCIAL NETWORK INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

             NEVADA                            91-1932118
             ------                            ----------
    (State of Incorporation)         (I.R.S. Employer Identification No.)

                             #908 - HSBC Building
                            885 West Georgia Street
                        Vancouver, B.C. Canada  V6C 3E8
                        -------------------------------
             (Address of Principal Executive Offices) (Zip Code)

                                 (604) 687-2298
                                 --------------
             (Registrant's telephone number, including area code)

Former name, former address, and former fiscal year if changes since last report: Formerly known as Centrock Incorporated, former address of South 124 Wall Street, Spokane, WA 99201.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes        No   X  *
                                  -----     -----

* The Company has been delayed in its filing of this 10-QSB due to the untimely preparation of its financial statements as a result of its recent merger. In addition, the Company has also not been timely in the filing of its 8-K to reflect the audited statements of the Company subsequent to the same merger.

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of June 30, 2000, the registrant had 13,200,000 shares of common stock, $.001 par value, issued and outstanding.

                        HUADING FINANCIAL NETWORK INC.
                       (formerly Centrock Incorporated)
                                 FORM 10-QSB

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements - Unaudited

              Balance Sheets as of December 31, 1999 and June 30, 2000.

              Income Statements for the three months ended June 30, 1999 and June 30, 2000, and for the period from Inception (October 20, 1998) through June 30, 2000.

              Statements of Cash Flows for the three months ended June 30,
                 1999 and June 30, 2000, and for the period from Inception (October 20, 1998) through June 30, 2000.

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

            Reports on Form 8-K

SIGNATURES

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                     Huading Financial Network Inc.
                       Unaudited Balance Sheets
              As of June 30, 1999 and June 30, 2000

                                          June 30,        June 30,
                                            1999            2000
Current                                 ------------     -----------
      Cash                              $         0      $  225,515
      Accounts Receivable                         -       2,438,347
      Marketable Securities                       -       2,924,049
                                        ------------     -----------
                                                  0       5,587,911
                                        ------------     -----------

Investments                                       -      16,288,782
Capital Assets (net)                              -         282,995
Start-up Costs                                    -         511,937
                                        ------------     -----------
Total Assets                                      0      22,671,625

LIABILITIES
Current
      Accounts payable and accrued
         liabilities                    $         -    $    857,336
                                        ------------     -----------
                                                  -         857,336
                                        ------------     -----------
SHAREHOLDERS' EQUITY
Share Capital (Note 3)                        5,000      21,923,949
Deficit                                      (5,000)       (109,660)
                                        ------------     -----------

Total Stockholders' Equity              $         0     $ 21,814,289
                                        ------------     -----------

Total Liabilities and Stockholders'
Equity                                  $         0     $ 22,671,625
                                        ============     ===========

Approved on behalf of the Board:

/s/ David Yue
--------------
    David Yue, Director

                     Huading Financial Network Inc.
                      Unaudited Income Statements
             For the Three Months Ended June 30, 1999 and
                   June 30, 2000 and for the Period
         From Inception (October 20, 1998) through June 30, 2000


                               Three Months   Three Months    Inception
                                   Ended          Ended        Through
                                  June 30,       June 30,      June 30,
                                    1999           2000          2000
                               ------------   ------------   -----------
Operating Revenues              $        0     $        0     $       0

Operating Expenses                       0        103,660       109,660
                               ------------   ------------   -----------

Net Income (Loss)               $        0     $ (103,660)    $(109,660)
                               ============   ============   ===========

Per Share Information:
Basic and Diluted (Loss)
per Common Share                $    (0.00)    $    (0.00)    $   (0.00)

Weighted Average Shares
Outstanding (1)                  8,000,000      8,200,000     8,041,147

   (1) These figures have been adjusted to reflect the effect of the 2 1/2 to one forward stock split, effective January 10, 2000, increasing the number of issued and outstanding shares from 3.2 million to 8.0 million.

                      Huading Financial Network Inc.
                        Statements of Cash Flows
               For the Three Months Ended June 30, 1999 and
                    June 30, 2000 and for the Period
          From Inception (October 20, 1998) through June 30, 2000


                             Three Months    Three Months      Inception
                                 Ended          Ended           Through
                                June 30,       June 30,         June 30,
                                  1999           2000             2000
                             ------------    ------------     -----------

Net Income (Loss)             $        0     $  (103,660)     $ (109,660)
                             ------------    ------------     -----------

Adjustments to Reconcile Net
Income to Net Cash Provided
From Operating Activities:
Amortization of Start-Up
Costs                                  0         103,660         109,660
                             ------------    ------------     -----------

Net Cash Provided From (Used In)
Operating Activities                   0               0               0

Cash Flows From (Used In)
Investing Activities:
Organization Costs                     0        (103,660)       (109,660)

Cash Flows From (Used In)
Financing Activities:
Common Stock Sold for Cash             0               0         206,000

Other Cash Flows:
As a Result of Merger                  0         128,175         128,175
                             ------------   -------------    ------------

Net Increase (Decrease)
in Cash                                0          25,515         225,515

Cash at Beginning of Period            0         200,000               0
                            -------------   -------------    ------------

Cash at End of Period          $       0     $   225,515      $  225,515
                            =============   =============    ============

                      Huading Financial Network, Inc.
                Notes to Consolidated Financial Statements

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Company was incorporated under the laws of the State of Nevada on October 20, 1998, formerly as Centrock Incorporated.

      The Company uses the accrual method of accounting.

      Preliminary expenses represent costs incurred in the formation of the Company are written off in this period.

2.    INVESTMENTS

      Investment in a wholly foreign owned enterprise in the People's Republic of China is stated at cost.

4.   SHARE CAPITAL

     Authorized:
     75,000,000 common shares without par value.

     Common Shares Subscribed:                   #                $
                                           ------------     ------------
     At inception                            2,000,000              -
     November 1998 issued at $0.005          1,000,000            5,000
     July 1999 issued at $0.005                200,000            1,000
     2 1/2 to 1 forward split                  4,800,000              -
     Cancelled                              (5,000,000)             -
     Exchange of HFN shares                 10,000,000       21,717,949
     Private Placement February 2000           200,000          200,000
                                           ------------     ------------
     Balance March 26, 2000                 13,200,000       21,923,949
                                           ============     ============

4.   ADMINISTRATIVE AND OPERATING EXPENSES

     Communication Fees                      $      77
     Employment Training                         1,610
     Entertainment Expense                       2,660
     Leasing Fees                                9,050
     Legal                                       2,000
     Listing Fees                               10,000
     Office Expense                              5,768
     Salaries and Benefits                      19,164
     Shareholders Information                   40,000
     Travel Expenses                            14,331
                                              --------
                                             $ 104,660
                                              ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND PLAN OF OPERATIONS

Quarter ended June 30, 2000 focused primarily on consummating the merger between Huading Financial Network and Centrock Incorporated, a Nevada corporation, in which Huading merged with and into Centrock, who has since changes is name to Huading Financial Network Inc.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Plan of Operations

The Company's continued plan of operations will evolve around the further development and operation of their financial website, "chinahd.com," which provides online assessments of Mainland China's stock market, financial news, securities laws, and regulation information.

Results of Operations

As the Company was not operating during the fiscal quarter ended June 30, 1999, a comparable analysis of the two periods is not meaningful.

Total operating expenses of $103,660 for the three months ended June 30, 2000 resulted primarily from a variety of expenses in setting up the Company's North American headquarters in Vancouver, B.C. Canada.

Huading's online trading began, on a pilot basis, at the beginning of the year. The Company is pleased with the results to date. At present, over twenty different securities firms online. This number is growing. It is the Company's policy to provide this service to the securities firms for approximately the first six months for free. This period is provided to allow time for them to integrate their systems, to help train their own staff, and educate their clientele to use the online system. Once this time is up, the revenues generated from the transactions, if any, are to be split between the securities firms and the Company. The Company expects to be generating revenues by the end of this year.

The Company expects to continue to explore opportunities for strategic alliances and expects to be able to announce more specific developments within the next two quarters.

Liquidity and Capital Resources

The Company was disappointed to not have been able to close on certain planned financing sources during the quarter ended June 30, 2000. These negotiations did not progress as planned. The Company continues to pursue other major funding sources expects to be able to announce more specific developments within the next two quarters.

Management will continue to manage cash flow to conserve cash resources for an extended period sufficient to manage cash resources for an extended period sufficient to generate the required cash to maintain operations. Management believes the current cash balances will be sufficient to carry the Company for the next couple of quarters, albeit on a tight budget. The Company feels that this time frame will allow sufficient time to raise the necessary additional capital. Should the Company be unable to raise the planned additional capital by the end of the year, it will have a material negative impact on the continued operations of the Company's business.


PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings.

             Not applicable.

ITEM 2.      Changes in Securities and Use of Proceeds.

             Not applicable.

ITEM 3.      Defaults Upon Senior Securities

             Not applicable.

ITEM 4.      Submission of Matters to a Vote of Security Holders

             Not applicable.

ITEM 5.      Information required in lieu of Form 8-K: None

ITEM 6.      Exhibits and Reports on 8-K:

                  a)    Exhibit #27.1, "Financial Data Schedule"

b) The Company filed a report on Form 8-K on May 24,
                        2000, related to the merger between Huading and Centrock Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        HUADING FINANCIAL NETWORK INC.


        Dated: September 20, 2000       /s/ David Yue
                                        ----------------------
                                        David Yue
                                        Director