Form 10QSB
period 2000-09-30
HUADING FINANCIAL NETWORKS INC
filed 2001-01-11
CIK 1073769

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For Period ended September 30, 2000
                         Commission File Number 0-26813


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

Former name, former address, and former fiscal year if changes since last report: N/A

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

* The Company has been delayed in its filing of this 10-QSB due to the untimely preparation of its financial statements as a result of its recent merger. In addition, the Company has also not been timely in the filing of its amended 8-K to reflect the audited statements of the Company subsequent to the merger.

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of September 30, 2000, the registrant had 13,200,000 shares of common stock, $.001 par value, issued and outstanding.

                        HUADING FINANCIAL NETWORK INC.
                                 FORM 10-QSB

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements - Unaudited

              Balance Sheets as of September 30, 1999 and September 30, 2000.

              Income Statements for the three months ended September 30, 1999 and September 30, 2000, and for the period from Inception (October 20, 1998) through September 30, 2000.

              Statements of Cash Flows for the three months ended September
                 30, 1999 and September 30, 2000, and for the period from Inception (October 20, 1998) through September 30, 2000.

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

            Reports on Form 8-K

SIGNATURES

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                     Huading Financial Network Inc.
                       Unaudited Balance Sheets
            As of September 30, 1999 and September 30, 2000

                                        September 30,    September 30,
                                            1999            2000
Current                                 ------------     -----------
      Cash                              $         0      $  136,533
                                        ------------     -----------
                                                  0         136,533
                                        ------------     -----------

Investments                                       -      22,011,301
Start-up Costs                                    -         515,251
                                        ------------     -----------
Total Assets                                      0      22,663,085

LIABILITIES
Current
      Accounts payable and accrued
         liabilities                    $         -    $  1,045,856
                                        ------------     -----------
                                                  -       1,045,856
                                        ------------     -----------
SHAREHOLDERS' EQUITY
Share Capital (Note 3)                        5,000      21,923,949
Deficit                                      (5,000)       (306,720)
                                        ------------     -----------

Total Stockholders' Equity              $         0     $ 21,617,229
                                        ------------     -----------

Total Liabilities and Stockholders'
Equity                                  $         0     $ 22,663,085
                                        ============     ===========

Approved on behalf of the Board:

/s/ David Yue
--------------
    David Yue, Director

                     Huading Financial Network Inc.
                      Unaudited Income Statements
             For the Three Months Ended September 30, 1999 and
                   September 30, 2000 and for the Period
         From Inception (October 20, 1998) through September 30, 2000


                               Three Months   Three Months    Inception
                                   Ended          Ended        Through
                               September 30,  September 30,  September 30,
                                    1999           2000          2000
                               ------------   ------------   -----------
Operating Revenues              $        0     $        0     $       0

Operating Expenses                       0        192,060       307,720
                               ------------   ------------   -----------

Net Income (Loss)               $        0     $ (192,060)    $(307,720)
                               ============   ============   ===========

Per Share Information:
Basic and Diluted (Loss)
per Common Share                $    (0.00)    $    (0.01)    $   (0.03)

Weighted Average Shares
Outstanding (1)                  8,000,000     13,200,000     8,714,041

   (1) These figures have been adjusted to reflect the effect of the 2 1/2 to one forward stock split, effective January 10, 2000, increasing the then number of issued and outstanding shares from 3.2 million to 8.0 million.

                      Huading Financial Network Inc.
                        Statements of Cash Flows
               For the Three Months Ended September 30, 1999 and
                    September 30, 2000 and for the Period
          From Inception (October 20, 1998) through September 30, 2000


                             Three Months    Three Months      Inception
                                 Ended          Ended           Through
                             September 30,   September 30,    September 30,
                                  1999           2000             2000
                             ------------    ------------     ------------

Cash Provided From (Used In)
Operating Activities                   0     $  (197,060)     $  (306,720)

   Change in Other Non-Cash
      Working Capital Items:
      - Accounts Receivable            0       2,438,347                0
      - Marketable Securities          0       2,924,049                0
      - Accounts Payable               0         188,520        1,045,856
                             ------------    ------------     ------------
                                       0       5,550,916        1,045,856
                             ------------    ------------     ------------

Cash Provided By (Used For)
Investing Activities
   - Investment in China               0      (5,722,519)               0
   - Start-Up Costs                    0          (3,314)        (515,251)
                             ------------    ------------     ------------
                                       0      (5,725,833)        (515,251)
                             ------------    ------------     ------------

Cash Flows From (Used In)
Financing Activities:
Common Stock Sold for Cash             0               0          206,000

Other Cash Flows:
As a Result of Merger (net)            0               0         (293,352)
Decrease in Capital Assets             0         282,995                0
                             ------------   -------------    -------------

Net Increase (Decrease)
in Cash                                0         (88,982)         136,533

Cash at Beginning of Period            0         225,515                0
                            -------------   -------------    -------------

Cash at End of Period          $       0     $   136,533      $   136,533
                            =============   =============    =============

                      Huading Financial Network, Inc.
                Notes to Consolidated Financial Statements

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Company was incorporated under the laws of the State of Nevada on October 20, 1998, formerly as Centrock Incorporated.

      The Company uses the accrual method of accounting.

      Preliminary expenses represent costs incurred in the formation of the Company and are written off in this period.

2.    INVESTMENTS

      Investment in a wholly foreign owned enterprise in the People's Republic of China is stated at cost.

4.   SHARE CAPITAL

     Authorized:
     75,000,000 common shares without par value.

     Common Shares Subscribed:                   #                $
                                           ------------     ------------
     At inception                            2,000,000              -
     November 1998 issued at $0.005          1,000,000            5,000
     July 1999 issued at $0.005                200,000            1,000
     2 1/2 to 1 forward split                4,800,000              -
     Cancelled                              (5,000,000)             -
     Exchange of HFN shares                 10,000,000       21,717,949
     Private Placement February 2000           200,000          200,000
                                           ------------     ------------
     Balance March 26, 2000                 13,200,000       21,923,949
                                           ============     ============

4.   ADMINISTRATIVE AND OPERATING EXPENSES

     Communication Fees                      $  16,540
     Consulting                                  9,700
     Employment Training                         1,805
     Entertainment Expense                      15,237
     Filing Fees                                 8,000
     Leasing Fees                               28,932
     Legal                                       3,000
     Listing Fees                               10,000
     Office and Misc. Expense                   65,379
     Salaries and Benefits                      93,833
     Shareholders Information                   13,000
     Travel Expenses                            36,294
                                              --------
                                             $ 301,720
                                              ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND PLAN OF OPERATIONS

During the quarter ended September 30, 2000, the Company continued to focus its attention on the continued development and expansion of its financial website, "chinahd.com", and on the search for additional capital to fund its continued operations and the further development and expansion of their financial information systems.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Plan of Operations

The Company's continued plan of operations continue to evolve around their further development and operation of their financial website, "chinahd.com," which provides online assessments of Mainland China's stock market, financial news, securities laws, and regulation information.

Results of Operations

As the Company was not operating during the fiscal quarter ended September 30, 1999, a comparable analysis of the two periods is not considered meaningful.

Total operating expenses of $197,060 for the three months ended September 30, 2000 resulted primarily from a variety of expenses in setting up the Company's North American headquarters in Vancouver, B.C. Canada and the administration of the Company's website.

Huading's online trading began, on a pilot basis, at the beginning of the year. The Company has been pleased with the results to date. At present, close to thirty different securities firms are online. This number is growing. It is the Company's policy to provide this service to the securities firms for approximately the first six months for free. This period is provided to allow time for them to integrate their systems, to help train their own staff, and educate their clientele to use the online system. Once this time is up, the revenues generated from the transactions are to be split between the securities firms and the Company. The Company expects to be generating revenues by the end of this year.

The Company expects to continue to explore opportunities for strategic alliances and expects to be able to announce more specific developments over the next two quarters.

Liquidity and Capital Resources

The Company remains disappointed to not have been able to close on certain planned financing sources during the previous quarter ended, as those negotiations did not progress as planned. The Company continues to pursue other major funding sources expects to be able to announce more specific developments within the next two quarters.

Management continues to manage cash flow to conserve cash resources until it can raise new investment capital to resume and maintain normal operations. Management continues to believe that its current cash balances will be sufficient to carry the Company for the next couple of quarters, albeit on a tight budget. The Company feels that this time frame will allow sufficient time to raise the necessary additional capital. Should the Company be unable to raise the planned additional capital by the end of the first quarter of next year, it will have a material negative impact on the continued operations of the Company's business.


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

        HUADING FINANCIAL NETWORK INC.


        Dated: January 8, 2001          /s/ David Yue
                                        ----------------------
                                        David Yue
                                        Director