Form 10QSB/A
period 2000-06-30
HUADING FINANCIAL NETWORKS INC
filed 2002-10-03
CIK 1073769

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                  FORM 10-QSB/A


         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2000

         [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

                 COMMISSION FILE NUMBER   000-27301

                        HUADING FINANCIAL NETWORKS, INC.
        (Exact name of small business issuer as specified in its charter)


               Nevada                                      91-1932118
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)



 37/F, ShenFang Plaza, No. 3005, Renmin Road South, Shenzhen 518005, P.R. China
                    (Address of principal executive offices)

                                 (86)755-82352093
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of common stock outstanding as of June 30, 2000: 13,200,000

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                        HUADING FINANCIAL NETWORKS, INC.
                             COMBINED BALANCE SHEETS
                    AS OF JUNE 30, 2000 and DECEMBER 31, 1999


                                                                        June 30,              December 31,
                                                                          2000                    1999
                                                                          ----                    ----
                                                                       (unaudited)            (unaudited)
        ASSETS                                                              $                       $

CURRENT ASSETS
     Cash                                                                526,303                    -

PROPERTY AND EQUIPMENT                                                   289,300                  27,408

OTHER ASSETS                                                               6,228                     -
                                                                      ----------                ---------
TOTAL ASSETS                                                             821,831                  27,408
                                                                      ==========                =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Other payables and accrued expenses                                 147,839                      -
     Amounts due to related parties                                      690,687                 137,894
                                                                      -----------               ---------
        Total current liabilities                                        838,526                 137,894

COMMITMENTS                                                                   -                       -

STOCKHOLDERS' EQUITY
     Common  stock, par value $0.001 per share,
      authorized 75,000,000 shares,  issued and
      outstanding 13,200,000 shares at June 30, 2000,
      nil at December 31, 1999                                            13,200                       -
     Additional paid-in capital                                          686,800                       -
     Accumulated deficit                                                (716,695)                (110,486)
                                                                        ---------               ----------

     TOTAL STOCKHOLDERS' EQUITY                                          (16,695)                (110,486)
                                                                         --------               ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                         821,831                   27,408
                                                                        ========                  ========

The accompanying notes are an integral part of these financial statements.

                        HUADING FINANCIAL NETWORKS, INC.
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000




                                               Three months ended             Six months ended
                                                  June 30, 2000                June 30, 2000
                                                  -------------                -------------
                                                   (unaudited)                  (unaudited)
                                                      $                             $

General and administrative expenses                  (348,047)                     (583,493)
                                                  -------------                   -----------
        OPERATING LOSS                               (348,047)                     (583,493)

Other income (expense)
     Others                                             3,021                         3,021
     Interest expense                                 (17,267)                      (25,737)
                                                  -------------                   -----------
                                                      (14,246)                      (22,716)

Net loss before income taxes                         (362,293)                     (606,209)

Provision for income taxes                                  -                             -
                                                  -------------                   -----------
        NET LOSS                                     (362,293)                     (606,209)
                                                  =============                   ===========
Basic and diluted loss per common
share:                                                  (0.05)                        (0.18)
                                                  =============                   ===========

Weighted average common shares
outstanding basic and diluted                       6,600,000                     3,300,000
                                                  =============                   ===========

The accompanying notes are an integral part of these financial statements.

                        HUADING FINANCIAL NETWORKS, INC.
                        COMBINED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                                                            Six Months ended
                                                                              June 30, 2000
                                                                              -------------
                                                                               (unaudited)
                                                                                   $

(Decrease) Increase in cash

Cash flows from operating activities:
    Net loss                                                                     (606,209)

    Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:-

       Depreciation and amortization                                               15,254

       Change in assets and liabilities:
          Increase in other assets                                                 (6,228)
          Increase in amount due to
          related parties                                                         552,792
          Increase in other payables and
          accrued expenses                                                        147,839
                                                                                  -------

          Net cash provided by (used in)
          operating activities                                                    103,448

Cash flows from investing activities:
     Purchases of property and equipment                                         (277,146)
                                                                                 ---------

Cash flows from financing activities:
     Proceeds from issuance of common
     stock in private placements                                                  700,000
                                                                                  -------


Net increase (decrease) in cash                                                   526,303

Cash at beginning of period                                                             -


Cash at end of period                                                             526,303
                                                                                 ========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                                   25,737
                                                                                 ========
        Income taxes                                                                    -
                                                                                 ========

The accompanying notes are an integral part of these financial statements.

                        HUADING FINANCIAL NETWORKS, INC.
           NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited interim combined financial statements of Huading Financial Networks Inc. (the "Huading" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted.

     The Company believes the disclosures made are adequate to make the information presented consistent with past practices. However, these interim combined financial statements should be read in conjunction with the combined financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000.

     In the opinion of the Company, the accompanying interim combined financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2000 and December 31, 1999 and the results of its operations for the three and six months ended June 30, 2000, and its cash flows for the six months ended June 30, 2000. Interim results are not necessarily indicative of the results that may be expected for the full year.

     The Company did not commence operations until November 1999 and therefore no income statement and statement of cash flows for prior years have been presented.


2.   HISTORY, ORGANIZATION AND SHARE EXCHANGE

     Based in  Shenzhen,  People's  Republic  of China  (PRC),  the  Company was
     established as a separate, unincorporated, division (the "Huading Division") of Huading Financial Information Holdings Co. Ltd. ("Huading Holdings") on November 1, 1999.

     The Huading Division was established to develop a financial news website for the PRC market. The site provides free financial news and information. Huading Holdings and other related parties financed the website's development.

     In January 2000, Huading Holdings and other related parties incorporated Huading Financial Networks Limited ("Huading Hong Kong") in Hong Kong. Huading Holdings and the other related parties received 127,050,000 shares (75%) and certain third parties received 42,350,000 shares (25%) for US$500,000 in cash plus a commitment to purchase an additional $5 million of Huading Hong Kong stock by June 1, 2000. The shares under the commitment were issued and held in escrow pending receipt of the $5 million. The shares were not purchased by June 1, 2000, hence, in accordance with the commitment agreement; the shares reverted back to Huading Holdings' control.

                        HUADING FINANCIAL NETWORKS, INC.
           NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS (UNAUDITED)


     In  February  2000,  Huading  Hong  Kong  incorporated,  as a wholly  owned subsidiary, Huading Network Technology (Shenzhen) Limited ("Huading Network") in the PRC. Huading Holdings contributed the Huading Division's net assets to Huading Network.

     In March 2000, Huading Hong Kong and all of its shareholders executed a share exchange agreement, whereby all of the issued and outstanding shares of Huading Hong Kong were to be exchanged for 10 million shares of common stock of Centrock Incorporated ("Centrock"), a Nevada corporation, with shares quoted on the OTC Bulletin Board, but with no material operations and $200,000 in cash. As stipulated in the share exchange agreement, Centrock raised $200,000 prior to the share exchange by the issuance of 200,000 shares of Centrock stock at $1 a share. In May 2000, Centrock's shareholders approved the share exchange transaction. Simultaneously with their approval of the share exchange, the Company's shareholders approved the change of the Company's name from Centrock Incorporated to Huading Financial Networks, Inc. In July 2000, Centrock issued 10 million shares to the shareholders of Huading Hong Kong in exchange for their shares in the Huading Hong Kong and these shares were placed in escrow for the benefit of Centrock. However, certain significant actions were not completed resulting in a delay to the closing of the transaction. The actions resulting in the delay to the closing of the share exchange transaction included Centrock's failure to cancel five million shares of its common stock and Huading Hong Kong's delay in delivery of its shares to Centrock. On June 12, 2002, the Company entered into an addendum to the original share exchange agreement, which stipulated that the aforementioned incomplete actions would be completed immediately. The share exchange closed on June 14, 2002.

     Although the share exchange was not closed until June 14, 2002, the financial statements have reflected the share exchange as if it had occurred on the date Centrock's shareholders approved the transaction. The Company's management believes that this treatment reflects the true substance of the transaction and the nature of the Company's operations. In addition, although the Company has not taken possession of Huading Hong Kong's stock, the Company is the legal and beneficial owner of the shares.

     As a result of the merger, the shareholders of Huading Hong Kong received the majority of the voting shares of the combined entity. Accordingly the transaction was accounted for as a reverse acquisition, whereby Huading Hong Kong was considered the accounting acquirer. Therefore, the historical financial statements of Huading Hong Kong and Huading Network became those of Centrock. On this basis the financial statements include the accounts of Huading, Huading Hong Kong, and Huading Network as of and for the years ended December 31, 2001 and 2000 and Huading Division for the period from November 1, 1999 (inception) to December 31,1999.

     As required by the United States Securities and Exchange Commission, Regulation S-B, the financial statements include the operations of Huading Division as if it was a separate legal entity for the period ended December 31, 1999.

                        HUADING FINANCIAL NETWORKS, INC.
           NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS (UNAUDITED)

3.   DESCRIPTION OF BUSINESS, LIQUIDITY, AND SUBSEQUENT EVENT

     Currently the Company provides free financial news and information to users of chinahd.com, the Company's Chinese language website. The website's users principally reside in the PRC. The Company's revenue model calls for the sale of website advertising.

     The Company has incurred significant operating losses and has neither earned revenue nor received cash from operations since its inception. In addition, as of December 31, 2001, the Company has negative working capital of $2.3 million. These factors raise substantial doubt about the Company' ability to continue as a going concern. The combined financial statements do not contain any adjustment that might result from the outcome of this uncertainty.

     Currently the Company's operations are funded primarily through advances from related companies. The Company's revised business model calls for the Company to earn revenues from traditional forms of media, such as television programs. Specifically in June 2002 and as amended in September 2002, Huading Network entered into a Comprehensive Service Agreement
     ("CSA") with Shenzhen Huading Financial TV & Broadcasting Co., Ltd. ("Huading TV"), a related company incorporated in the PRC, for the provision of television related services. The Company's revised business model has yet to be put into operation and there can be no assurances that the plan will prove successful. In addition, the Company is required to obtain $5 million in registered capital for Huading Network. As stipulated in the CSA, Huading TV would be allowed to terminate the CSA if Huading Network's business license is revoked due to the Company's failure to inject the registered capital and Huading Network fails to assign the CSA to another wholly owned foreign entity of the Company in the PRC. Also under the CSA, Huading TV could terminate the agreement if the Company does not raise at least $1 million by December 31, 2002. The termination of the CSA could adversely impact the Company's ability to earn revenues from the television business.

     As a result of the share exchange, the Company is required to pay Hong Kong stamp duty. The Company anticipates paying the stamp duty by December 31, 2002. While the Company anticipates the amount of the stamp duty will be substantially less, it is possible that the duty could be as high as $1,237,500.

     The Company has initiated cost cutting measures and is also seeking additional funding through equity financing. There can be no assurances that such additional funding will be available to the Company.

     In February 2002, the Company entered into an agreement with SBI E2 Capital
     (USA), Inc. ("SBI") for a private placement in the Company's common stock not to exceed US$3.5 million. Among other provisions, the agreement engages SBI as the Company's financial advisor for one year. There are no assurances that the private placement will be successful.

Item 2.  Management's Discussion And Analysis Or Plan Of Operation

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. The following Management's Discussion and Analysis or Plan of Operations should be read in conjunction with the Notes to the Interim Combined Financial Statements included in Part I, Item 1, of this report. All statements, other than historical facts, included in the following discussion regarding our financial position, business strategy, and plans of management for future operations are "forward-looking statements." These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward looking statements include, but are not limited to, statements in which words such as "expect", "anticipate", "intend", "plan", "believe", "estimate", "consider", or similar expressions are used. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions, including the risks discussed below.

The "Risk Factors" in our Form 10-KSB Annual Report for the year ended December 31, 2000 are incorporated herein by reference. Our actual results and stockholder values may differ materially from those anticipated or expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Readers of this report are cautioned not to put undue reliance on any forward-looking statement. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

As used in this report, the terms "we," "us," "our" and "Huading" mean Huading Financial Networks, Inc., our subsidiaries Huading Financial Network Limited ("Huading Hong Kong"), Huading Network Technology (Shenzhen) Limited ("Huading Network"), and our affiliate Shenzhen Huading Financial TV and Broadcasting Co. Ltd. ("Huading TV"), unless otherwise indicated. References to "China" or "PRC" refer to the People's Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan.

Plan of Operations

     Based in Shenzhen, PRC, we were founded in 1999 as a division of Shenzhen Huading Financial Information Holdings Co., Ltd., or Huading Holdings. The division was created for the purpose of developing a financial news and information website for the PRC. In February 2000, Huading Holdings contributed our assets to Huading Network, which soon after became a subsidiary of Huading Hong Kong. In March 2000, Huading Hong Kong and all of its shareholders executed a share exchange agreement whereby all of the issued and outstanding shares of Huading Hong Kong were to be exchanged for 10 million shares of common stock of Centrock Incorporated, a Nevada corporation, with shares quoted on the OTC Bulletin Board but with no material operations. Although in July 2000, Centrock issued the 10 million shares and the shareholders of Huading Hong Kong placed their shares in escrow for the benefit of Centrock, certain important actions were never completed resulting in a delay to the closing of the transaction. An addendum to the share exchange agreement was signed on June 12, 2002 and the share exchange closed on June 14, 2002. Pursuant to the addendum, we agreed to pay the stamp duty associated with the exchange of Centrock shares for the shares of Huading Hong Kong. The Hong Kong stamp duty rate varies and changes from year to year as determined by the Hong Kong authorities. The stamp duty must be paid to the Hong Kong Inland Revenue Department and, as of June 2002, was equal to 0.1% of the amount of the consideration received for the Huading Hong Kong shares, the 10 million shares of Centrock. We believe the stamp duty to be approximately $800 based on the Huading Hong Kong's net assets as of June 2002. However, no assurance can be given that the Hong Kong Inland Revenue Department will share our view and could deem the share exchange to have occurred at an earlier date. In that event, the stamp duty could be based on the trading price of Centrock shares on the date the transaction was deemed completed and at the then applicable stamp duty rate. Further, a late penalty of up to 10 times the stamp duty may be assessed for late stamping. For example, if the taxing authorities were to determine the value of the consideration based on the trading price of Centrock shares on May 16, 2000, the stamp duty and penalty could amount to over $1.238 million. We believe that if the Hong Kong stamp duty authorities deem the transaction to have occurred at an earlier date, that the maximum penalty of 10 times the duty would not be assessed. However, at this time, we are unable to reasonably estimate the amount of duty we will eventually pay. We anticipate that the stamp duty will be paid and the shares of Huading Hong Kong will be released from escrow prior to December 31, 2002.

     The share exchange resulted in Huading Hong Kong becoming a subsidiary of Centrock and was accounted for as a reverse acquisition, with Huading Hong Kong considered the accounting acquirer. As a result, the business and historical financial statements of Huading Hong Kong and Huading Network became those of Centrock and we changed our name from Centrock Incorporated to Huading Financial Networks, Inc. to reflect our current business.

     We are currently undergoing several changes to our business. Our revenue model for our Internet business calls for website advertisement. However, as of the year ended December 31, 2001, we have not generated revenue from our Internet operations.

     In May 2002, we revised our business model to generate advertising revenue from traditional sources of media. As part of our revised business model, Huading Network entered into a comprehensive service agreement with Huading TV. Under the terms of the service agreement we provide Huading TV with ancillary services to the production of television programming such as production facilities, equipments, support staff, technical service and software. In return for our services, we will receive service fees equal to our costs for performing such services and royalty payments equal to 80% of the earnings, before interest, tax, depreciation and amortization (EBITDA), applying U.S. GAAP accounting standards, of Huading TV. We believe that we will generate revenues by the end of fiscal year 2002. Our ability to generate revenues under this agreement will depend on our success in marketing these television programs to local television stations, in providing them to additional television stations, and in our ability to generate advertising revenues from these programs. Since this is a new area of business activity for us, we are not able to provide an accurate forecast of the revenues that may be generated in 2002 or beyond, or what the composition of these revenues will be.

     We plan to continue our operations by utilizing the revenues generated from the television business pursuant to our service agreement. In addition, under the terms of the service agreement with Huading TV, we plan to expand our television programs by adding additional television shows. The service agreement requires that we raise $1 million through equity or debt financing by December 31, 2002. Any additional equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends raising capital and other financial and operational matters that could restrict our operations or finances. In the event that we are unable to raise the required financing, the service agreement may be terminated by either party upon sixty days notice. If the service agreement is terminated we would lose our sole source of revenue, and without an alternative source of significant revenue our business and financial condition would be materially and adversely affected.

     Our operations to date have been funded by loans received from a number of related parties. We expect further funds to be made available as required over the next twelve months to allow us to continue to meet our operating and cash requirements. The loans that we have received to date do not have any fixed repayment terms. In the event that further funds are not made available and we are unable to raise adequate financing through the sale of our stock or issue of debt, there will be a material adverse impact on our business and our ability to expand our television program business.

     In the event that we are able to raise financing through the sale of our stock or convertible debentures during the next twelve months then we expect that the existing loans that have been received from related companies or related parties will be restructured with fixed interest and repayment terms, or converted into stock, or convertible debentures. Depending on the outcome of negotiations with these lenders this may lead to dilution of the existing stockholders, or restrictive covenants that could restrict our finances.

     The television business is a mature business and no further work is currently planned for the further development of our Chinahd.com website. As a result we do not expect there to be any significant investment in research and development over the coming twelve months.

     The staff employed in the development maintenance and marketing of our web site has been reduced from 80 as of September 2001 to 45 by the end of December 31, 2001. This number has been further reduced to 7 by the end of April 30, 2002. We do not expect there to be any significant increase in the number of full time employees engaged in this part of the business in the next twelve months.

     In June 2000 we completed our move to newly refurbished office premises. This office is adequate for our current operations. As a result we do not expect there to be any significant investment in fixed assets, leasehold improvements or fixtures and fittings in the next twelve months.

Result of Operations

     We derived no revenues from our operations for the three-months ended and six months ended June 30, 2000. We incurred administrative expense of $348,047 and $583,493 for the three months ended and six months ended June 30, 2000. Primarily most of these expenses relate to salaries and employee related costs, office rent, depreciation, and professional and marketing fees. Because we entered into a share exchange agreement with Huading Hong Kong in March 2000, comparative figures for the six months ended for the preceding year are not meaningful.

Liquidity And Capital Resources

     As of December 31, 2001 and 2000, we had negative working capital of approximately $2,330,081 and $1,211,998 respectively. We have not generated any revenues since our inception. Historically, we have funded our operations from the sale of our common stock and advances from related parties. The following table shows the amount of loans received from related parties as of December 31, 1999, 2000 and 2001:

                                                                                       Total Advances

Related Parties
                                                                        12/31/2001     12/31/2000     12/31/1999
Shenzhen Huading Financial Information Holdings Co., Ltd.                 $785,410       $769,752       $137,894
Shenzhen Huading Financial TV and Broadcasting Co., Ltd.                  $310,597       $286,943          Nil
Huading Market Information Co. Ltd.                                       $102,841          Nil            Nil
Mr. Yeung Ning                                                            $163,351        $60,501          Nil
Shenzhen Golden Harvestment Co., Ltd.                                     $828,856        $96,801          Nil

     The loans from the related parties are all unsecured and without fixed repayment terms. They also carry various interest rates from 0.0% to 10%. However, no assurances can be made that the related parties will continue to make advances to fund our operations.

     In addition, in March 2000, we raised approximately $200,000 from the sale of 200,000 shares of our common stock to one foreign investor and Huading Hong Kong raised an additional $500,000 from two investors for 8,470,000 ordinary shares of Huading Hong Kong which was subsequently exchanged for 500,000 shares of our common stock.

     Net cash used in operating activities totaled $59,012 during the year ended December 31, 2001 and $127,967 during the year ended December 31, 2000. Net cash used during the years ended December 31, 2001 and 2000 primarily related to our net losses from operating activities of $1,214,295 and $1,443,983, respectively. The net losses during fiscal years 2001 and 2000 were primarily offset by related party loans of $977,058 and $1,076,103, respectively.

     We will require additional working capital to fund our operations. In addition, under the terms of the service agreement with Huading TV, we plan to expand our television programs by adding additional television shows. As a result, we are required to raise $1 million through equity or debt financing by December 31, 2002. Any additional equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends raising capital and other financial and operational matters that could restrict our operations or finances. In the event that we are unable to raise the required financing, the service agreement may be terminated by either party upon sixty days notice. If the service agreement is terminated we would lose our sole source of revenue, and without an alternative source of significant revenue our business and financial condition would be materially and adversely affected. We have engaged an investment banker to assist in raising additional capital for our operation. However, no assurance can be given that we will be successful in raising the necessary capital for our operations. In the event that we are unable to obtain adequate financing, there will be a material adverse effect on our abilities to meet our business objectives.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes In Securities and Use of Proceeds

     We issued 10,000,000 shares of our common stock in connection with a voluntary share exchange with 11 stockholders of Huading Financial Network, Ltd.

The issuance of these securities in connection with the share exchange was made in reliance upon the exemption from registration under Regulation S of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission Of Matters To A Vote Of Security Holders

         At our Special Meeting of Stockholders held on May 16, 2000 the following proposals were adopted by the margins indicated.

                                                                                Voted
                                                                Voted For      Against       Withheld       No Vote
         1. To approve the Share Exchange Agreement, dated
            March 26, 2000, attached as Exhibit 2 to the
            Definitive Proxy Statement filed with the
            Commission on April 26, 2000.                       6,601,500         0              0         1,598,500

         2. To elect Li Zhuzhong, Li Haidong, Tian Aihua,
            Shao Quan and David Yue to the Board of Directors
            until the next annual meeting or until their
            respective successors have been elected or
            appointed.                                          6,601,500         0              0         1,598,500


         3. To approve the name change from Centrock
            Incorporated to Huading Financial Networks, Inc.    6,601,500         0              0         1,598,500


Item 5.  Other Information

None.

Item 6.  Exhibits And Reports On Form 8-K

         (a)      Exhibits: None

         (b)      Reports on Form 8-K

         We filed one report on Form 8-K during the first quarter ended June 30, 2000. Information regarding the items reported on is as follows:

         (1) On May 24, 2000, we announced (i) consummation of the Share Exchange, (ii) approval of the name change from Centrock Incorporated to Huading Financial Networks, Inc., and (iii) the election of Li Zhuzhong, Li Haidong, Tian Aihua, Shao Quan and David Yue to our board of directors until the next annual meeting or until their respective successors have been elected or appointed.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment number 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Huading Financial Networks, Inc.


Date:      October 1, 2002                   /s/ Li Shuzhong
                                             ___________________________________
                                             Li Shuzhong, President



Date:      October 1, 2002                   /s/ Li Haidong
                                             ___________________________________
                                             Li Haidong, Chief Financial Officer