Form 10QSB/A
period 2000-09-30
HUADING FINANCIAL NETWORKS INC
filed 2002-10-03
CIK 1073769

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                  FORM 10-QSB/A


         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2000

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

                                (86) 755-82352093
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number  of  shares  of  common  stock  outstanding  as of  September  30,  2000:
13,200,000

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                        HUADING FINANCIAL NETWORKS, INC.
                             COMBINED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 and DECEMBER 31, 1999


                                                                      September 30            December 31
                                                                          2000                   1999
                                                                          ----                   ----
                                                                       (unaudited)            (unaudited)
        ASSETS                                                              $                      $

CURRENT ASSETS
     Cash                                                                377,286                   -

PROPERTY AND EQUIPMENT                                                   311,590                 27,408

OTHER ASSETS                                                               8,222                    -
                                                                      ----------               ---------

     TOTAL ASSETS                                                        697,098                  27,408
                                                                      ==========               =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Other payables and accrued expenses                                 269,643                     -
     Amounts due to related parties                                      847,906                 137,894
                                                                      ----------               ---------
        Total current liabilities                                      1,117,549                 137,894

COMMITMENTS                                                                    -                     -

STOCKHOLDERS' EQUITY
     Common stock, par value $0.001 per share,
        authorized  75,000,000 shares,  issued
        and outstanding  13,200,000  shares at
        September  30, 2000,  nil  at December
        31, 1999                                                          13,200                     -
     Additional paid-in capital                                          686,800                     -
     Accumulated deficit                                              (1,120,451)               (110,486)
                                                                      ----------               ---------

     TOTAL STOCKHOLDERS' EQUITY                                         (420,451)               (110,486)
                                                                      ----------               ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                         697,098                  27,408
                                                                         ========               ========

The accompanying notes are an integral part of these financial statements.

                HUADING FINANCIAL NETWORKS, INC. AND SUBSIDIARIES
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000





                                               Three months ended                Nine months ended
                                               September 30, 2000                September 30, 2000
                                                   (unaudited)                      (unaudited)
                                                         $                             $

General and administrative expenses
                                                    (375,969)                         (959,462)
                                                  ----------                        ----------
        OPERATING LOSS                              (375,969)                         (959,462)

Other income (expense)
     Others                                              973                             3,994
     Interest expense                                (28,760)                          (54,497)
                                                  ----------                        ----------
                                                     (27,783)                          (50,503)

Net loss before income taxes                        (403,756)                       (1,009,965)

Provision for income taxes                                 -                                 -
                                                  ----------                        ----------
        NET LOSS                                    (403,756)                       (1,009,965)
                                                  ==========                        ==========
Basic and diluted loss per common
share:                                                (0.03)                             (0.15)
                                                  ==========                        ==========

Weighted average common shares
outstanding basic and diluted                     13,200,000                         6,600,000
                                                  ==========                        ==========


The accompanying notes are an integral part of these financial statements.

                        HUADING FINANCIAL NETWORKS, INC.
                        COMBINED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                                           Nine Months ended
                                                                          September 30, 2000
                                                                          ------------------
                                                                              (unaudited)
                                                                                   $

(Decrease) Increase in cash

Cash flows from operating activities:
    Net loss                                                                   (1,009,965)

    Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:-

       Depreciation and amortization                                               35,674

       Change in assets and liabilities:
          Increase in other assets                                                 (8,222)
          Increase in amount due to
          related parties                                                         710,012
          Increase in other payables and
          accrued expenses                                                        269,643
                                                                                  -------

             Net cash provided by (used
             in) operating activities                                              (2,858)

Cash flows from investing activities:
     Purchases of property and equipment                                         (319,856)
                                                                                 ---------

Cash flows from financing activities:
     Proceeds from issuance of common
     stock in private placements                                                  700,000
                                                                                 ---------

Net increase (decrease) in cash                                                   377,286

Cash at beginning of period                                                             -


Cash at end of period                                                             377,286
                                                                                 ========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                                   54,497
                                                                                 ========
        Income taxes                                                                    -
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

     In the opinion of the Company, the accompanying interim combined financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2000 and December 31, 1999, the results of its operations for the three and nine months ended September 30, 2000, and its cash flows for the nine months ended September 30, 2000. Interim results are not necessarily indicative of the results that may be expected for the full year.

     The Company did not commence operations until November 1999 and therefore no income statement and statement of cash flows for prior years has been presented.


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

     In March 2000, Huading Hong Kong and all of its shareholders executed a share exchange agreement whereby all of the issued and outstanding shares of Huading Hong Kong were to be exchanged for 10 million shares of common stock of Centrock Incorporated ("Centrock"), a Nevada corporation, with shares quoted on the OTC Bulletin Board, but with no material operations and $200,000 in cash. As stipulated in the share exchange agreement, Centrock raised $200,000 prior to the share exchange by the issuance of 200,000 shares of Centrock stock at $1 a share. In May 2000, Centrock's shareholders approved the share exchange transaction. Simultaneously with their approval of the share exchange, the Company's shareholders approved the change of the Company's name from Centrock Incorporated to Huading Financial Networks, Inc. In July 2000, Centrock issued 10 million shares to the shareholders of Huading Hong Kong in exchange for their shares in Huading Hong Kong and these shares were placed in escrow for the benefit of Centrock. However, certain significant actions were not completed resulting in a delay to the closing of the transaction. The actions resulting in the delay to the closing of the share exchange transaction included Centrock's failure to cancel five million shares of its common stock and Huading Hong Kong's delay in delivery of its shares to Centrock. On June 12, 2002, the Company entered into an addendum to the original share exchange agreement, which stipulated that the aforementioned incomplete actions would be completed immediately. The share exchange closed on June 14, 2002.

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

Result of Operations

     We derived no revenues from our operations for the three months ended and nine months ended September 30, 2000. We incurred administrative expense of $375,969 and $959,462 for the three and nine months ended September 30, 2000 Primarily most of these expenses relate to salaries and employee related costs, office rent, depreciation, and professional and marketing fees. Because we entered into a share exchange agreement with Huading Hong Kong in March 2000, comparative figures for the nine months ended for the preceding year are not meaningful.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission Of Matters To A Vote Of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits And Reports On Form 8-K

None.

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