Form 10KSB
period 2000-12-31
HUADING FINANCIAL NETWORKS INC
filed 2002-10-03
CIK 1073769

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


     (Mark One)
         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

         [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                        HUADING FINANCIAL NETWORKS, INC.
             (Exact name of registrant as specified in its charter)


                Nevada                                   7812                               91-1932118
                ------                                   ----                               ----------
    (State or other jurisdiction of          (Primary Standard Industrial                (I.R.S. Employer
    incorporation or organization)               Classification Code)                  Identification No.)



 37/F, ShenFang Plaza, No. 3005, Renmin Road South, Shenzhen 518005, P.R. China
                                 (86)755-82352093
          (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

    Title of Each Class                Name of Each Exchange on Which Registered
    Common Stock                       None

Securities registered under Section 12(g) of the Exchange Act:

    Title of Each Class
    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ended December 31, 2001, were Nil.

The aggregate market value of the voting common stock held by non-affiliates cannot be determined because the registrant does not have a market for its common stock.

As of August 30, 2002, the number of shares of common stock outstanding was 13,200,000.

Transitional Small Business Disclosure Format (check one):  Yes ___  No  X

     The discussion in this report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined in the section entitled "Risk Factors" and the risks discussed in our other Securities and Exchange Commission filings, that may cause our or our industries actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

     You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this report. We do not intend to update any of these forward-looking statements. You should also carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the quarterly reports on Form 10-QSB and any current reports on Form 8-K.

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

                                     PART I.

Item 1.  Description of Business

GENERAL

     We are a pioneer and leading provider of financial news and information to the People's Republic of China, commonly referred to as the PRC. We provide financial news and information in Chinese to individuals and businesses throughout the PRC utilizing our strategic relationship with the Xinhua News Agency, a PRC state news agency and an authoritative source of PRC news and information. Through Xinhua's team of journalists stationed throughout China and our own PRC qualified securities analysts, we are able to provide real-time, in-depth financial news, reports and financial commentary and analysis to the PRC financial community through our television programs and complimentary Chinahd.com website.

     Based in Shenzhen, PRC, we were founded in 1999 as a division of Shenzhen Huading Financial Information Holdings Co., Ltd., or Huading Holdings. The division was created for the purpose of developing a financial news and information website for the PRC. In February 2000, Huading Holdings contributed our assets to Huading Network, which soon after became a subsidiary of Huading Hong Kong. In March 2000, Huading Hong Kong and all of its shareholders executed a share exchange agreement whereby all of the issued and outstanding shares of Huading Hong Kong were to be exchanged for 10 million shares of common stock of Centrock Incorporated, a Nevada corporation, with shares quoted on the OTC Bulletin Board but with no material operations. Although in July 2000, Centrock issued the 10 million shares and the shareholders of Huading Hong Kong placed their shares in escrow for the benefit of Centrock, certain important actions were never completed resulting in a delay to the closing of the transaction. An addendum to the share exchange agreement was signed on June 12, 2002 and the share exchange closed on June 14, 2002. The share exchange resulted in Huading Hong Kong becoming a subsidiary of Centrock and was accounted for as a reverse acquisition, with Huading Hong Kong considered the accounting acquirer. As a result, the business and historical financial statements of Huading Hong Kong and Huading Network became those of Centrock and we changed our name from Centrock Incorporated to Huading Financial Networks, Inc. to reflect our current business. See "General--Share Exchange".

     We devoted substantial resources in the later part of 2000 to develop our Chinahd.com website which has become one of the leading content providers of financial news and information in the PRC. Our Chinahd.com website is recognized as one of the most reliable sources of PRC financial news and information and is accessed by millions of users each month. However, due to the declining interest in Internet companies by the investment community during this period and the difficulties in generating revenue from the sale of website advertising, we revised our business model to include more traditional forms of media, such as television programs.

     There has been a tremendous amount of growth in the television market in the PRC. Although accurate statistical information regarding the PRC is very difficult to obtain and verify, based on certain information released by the PRC, we believe that there are over approximately 300 million television sets with television sets resident in approximately 90% of PRC households, making China one of the largest television markets in the world with the potential to reach one billion viewers. The growth of the market has led to an increasing demand for programming aimed at the general population as well as specialty programming aimed at specific types of viewers. According to the State of Administration of Radio Film and Television (SARFT), there were approximately 400 television stations operating a total of 2,000 channels in the PRC in 2000. Further, according to the China Statistical Yearbook 1999, the number of programming hours in the PRC reached approximately 725,000, representing an increase of over 18 times the number of programming hours in 1985. This rapid increase in programming hours has also spurred the growth of television advertising revenue. In 2001, we understand that total revenue from television advertising reached approximately $2.4 billion, accounting for approximately 25% of the total advertising revenue in the PRC. In addition, as of 2001, China was considered the second largest advertising market in Asia in terms of general advertising expenditure.

     China also has a growing investment community with an estimated 66 million investors demanding higher quality financial news and information. Based on our experience and the growth of the television market in China, during the first quarter of 2002 we determined that the timing was right for us to leverage our financial news background and experience to deliver quality financial television programs with comprehensive financial news, analysis and reporting that could meet the demands of the growing PRC investment community.

     We currently produce two television programs, one of which is a television show and the other is a teletext program. Through our television show, "Huading Finance," we transmit our financial content, via satellite, to over 40 television stations reaching approximately 15 million households each week and generate advertising revenues from the sale of advertising spots, or commercial breaks, during the show. Through our teletext program, we transmit financial news and in-depth reports in Chinese text, via satellite, to over 50 television stations which are accessible by approximately 12 million viewers directly through their television set and resulting in revenues generated from service and advertising fees.

     In support of our television programs, we provide free financial information through our "Chinahd.com" website that allows us to broadly promote our financial news expertise and the information we provide through our revenue producing television programs. We are currently not generating any revenues from our website operations, but we may in the future generate revenue from the sale of website advertising as we develop our brand and web presence.

     Distribution of Our Financial News and Information

     Television Show - Huading Finance

     In January 2001, we launched our first television show, Huading Finance. Huading Finance is a 30 minute Chinese language program that airs two times a week, mostly on Saturdays and Sundays, in the PRC. The program is transmitted to over 40 television stations across China reaching approximately 15 million households each week.

     Huading Finance follows a finance magazine format with a mixture of in-depth information and short news pieces aimed at viewers with an interest in the PRC financial markets. It is co-anchored by Ms. Zhang Xiaoshu and Mr. Song Kai, two well-known PRC personalities, and reports on events surrounding China's stock market, those involved in the market and late breaking and historic financial news and information with commentary by financial professionals on a number of financial issues including market performance and trends. The show also features interviews with officers and other management personnel from PRC public companies as well as local investors concerning their views and investment strategies.

     Huading Finance is produced at our production facilities in Shenzhen where it is transmitted, via satellite, to various television stations throughout China. Even though our television show is relatively new, we have extensive experience and receive extensive support from our strategic relationship with the Xinhua News Agency, China Securities Daily and Huading Market Information Company. The support we receive allows to us to cover a wide range of financial issues and to include information that would not otherwise be readily obtainable by the average PRC television viewer.

     We derive most of our revenues from our television show through the sale of advertising. In general, we sell the rights to broadcast our television program to local television stations in exchange for varying amounts of compensation including an allocation of advertising time, or commercial breaks, during the program. We then sell advertising time directly to advertisers or to local advertising agencies. Our ability to sell the advertising and the rates we receive are primarily dependent on the size and nature of the audience that the television station reaches and the overall success of our program.

     We plan to expand our television programming by adding new programs to cover China's financial and stock markets on a daily basis. We are in the process of developing a new daily one hour show, Monday through Friday, airing at least two times each day and covering financial events as they take place during the trading day.

     Teletext Program - Today's Stock Evaluation

     In addition to our television show, we also provide financial news and information to the PRC through our teletext program. To date, we are the leading teletext provider of PRC financial information. Teletext, like subtitling, allows television viewers to select various categories of text information from their television, such as news, sports, finance, and television listings. The information is broadcast by the local television stations and is accessible by television viewers who can call up the information while watching their normal television programs. Our financial teletext column, Today's Stock Evaluation, is a 100-minute program that is available Monday through Friday during the midday and evening hours. The program is broadcast by over 50 television stations in the PRC and provides news, commentary and analysis of the PRC stock market and the PRC financial markets in general. Our teletext program was created in 1997 and, in 2000, won the Special Production Award from the PRC's Cable TV Information Professional Commission for its production accomplishments in the teletext field.

     We produce our teletext program from our facility in Shenzhen. Similar to our television program and website, we gather information and produce the teletext program using our team of qualified securities analysts as well as news and content from Xinhua and China Securities Daily.

     We derive most of our revenue from our teletext program through program service charges. We contract with local television stations and charge them a fee to broadcast our teletext program. In addition to the program service charges, we also receive revenue from the sale of advertising space within our teletext program. We sell most of our advertising space directly to advertisers and through local advertising agencies.

     Website - Chinahd.com

     To compliment our television programs, our Chinahd.com website provides free comprehensive financial information and service content. Through our Chinahd.com website, we provide the following content:

          o Real-time PRC stock market information

          o Information concerning PRC public companies and their management

          o Up-to-date PRC stock market news

          o Global financial information of interest to PRC investors

     Most of our content is provided by our strategic partners Xinhua and China Securities Daily, and is updated throughout the day. We have more than 500,000 daily page views with more than 100,000 registered users. Our Chinahd.com website compliments our television programs by allowing our viewers to access additional information and resources regarding China's stock market and the PRC financial markets in general.

     Competition

     In China, television programs targeting financial news are a relatively new phenomenon. The evolution of financial television broadcasting in the PRC began in the middle 1990's and is beginning to evolve into a much larger industry and competition is beginning to take shape. Generally, there is a lack of quality financial news television programs or information in the PRC other than in the capital city of Beijing and in Shenzhen and Shanghai, where the PRC's two stock exchanges are located. We expect the lack of quality financial programs to be temporary as media companies are intensely competitive and rapidly changing. We compete, directly and indirectly, for advertisers and viewers with the following categories of companies that produce financial programs:

          o Government    sponsored   media  companies  such  as  China  Central
            Television or CCTV;

          o Satellite television stations, many of which have greater resources, such as Zhejiang Satellite Television Station, Hunan Satellite Television Station, and Beijing Satellite Television Station;

          o Non-governmental specialized production companies such as Hunan Telecasting Media, Shenzhen Huaixin Company, and Shanghai Xinhua Yaitai; and

          o Local  television  stations  throughout   China   such  as  Shenzhen
            Television Station.

     We also face indirect competition from other industries such as radio, newspaper and on-line media companies. We anticipate that the number of direct and indirect competitors will continue to increase in the future.

     We believe that our television programs compare favorably with our competitors, as many of them lack the depth of financial news reporting that we provide with our experienced journalists. However, many of our existing competitors, as well as a number of potential new competitors, have longer operating histories in the television market, greater name recognition, and significantly greater financial, technical and marketing resources. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and expend more resources to develop their television programs. Further, no assurances can be given that our competitors will not develop television programs that are equal or superior to ours or achieve greater market and viewer acceptance than our television programs. Increased competition could also result in price reductions, reduced margins or loss of market share, any of which could seriously harm our business, results of operations and financial condition.

     We also face increased competition for our Chinahd.com website. There are many companies that distribute online content and services targeting Chinese users. Although they may not specialize in financial content, many of these companies also provide financial news as part of their service. These sites compete with us for visitor traffic, advertising dollars, e-commerce transactions and potential partners. The Internet market in China is new and rapidly evolving. Competition is intense and is expected to increase significantly in the future. This could result in price reductions for our advertising, reduced margins, greater operating losses or loss of market share.

     Strategic Relationships

     We have developed strategic relationships with the following organizations that provide us with valuable sources of financial information and content for our television programs and website:

          o Xinhua News Agency. Huading Network has an oral agreement with Xinhua by which Xinhua provides us with news and information for approximately $1,300 per year. Xinhua has over 30 offices located throughout China with each office staffed with full-time television reporters and related recording facilities. Under our agreement with Xinhua, we have access to their team of television reporters stationed throughout China to capture the latest financial news and information.

          o China Securities Daily. Huading Network has an oral agreement with China Securities Daily by which China Securities Daily provides us with a limited amount of financial information for our Chinahd.com website for approximately $600 per month. In addition to utilizing the information for our website, we also use certain information for our television programs.

          o Huading Market Information Co. Ltd.. Huading Market Information Co. Ltd. is an affiliate of Huading Holdings, one of our shareholders. Under the current arrangement, we have access to Huading Market Information's data compiled by its team of qualified financial professionals and analysts without charge.

          o Huading Holdings. We also currently receive detailed financial information from Huading Holdings without charge. Huading Holdings was one of the first companies in China to receive the Qualification Certificate of Securities Investment Consultation issued by the China Securities Regulatory Commission.

     PRC Regulation

     As substantially all of our revenues are generated from our services in the PRC, we are subject to PRC regulations and laws. The PRC government has enacted an extensive regulatory scheme governing the operation of businesses such as ours. Various Chinese governmental authorities, such as the State Administration of Radio, Film and Television, or SARFT, regulate the radio and television industry.

     Television Industry. In general, the principal regulation governing the television industry in the PRC is the Provisional Regulation for the
Administration of Television Program Production and Operation Entities promulgated by the PRC's State Council, which took effect in September 1995. It stipulated that SARFT is the highest authority in charge of the administration of radio and television in the PRC. As a mandatory requirement under the 1995 Provisional Regulation, all radio or television program providers and operators are required to procure a license from SARFT prior to their operation. In addition, the 1995 Provisional Regulations expressly prohibits foreign companies and individuals from owning or operating a television station or television business in the PRC, and under the Rules for the Administration of Radio and Television promulgated by the State Council in September 1997, PRC television stations are prohibited from airing any programs produced by entities without a license granted from SARFT.

     In October 1998, SARFT revised its regulations and required that the previous License of Film and Television Programs Production and Operation be replace by a new license titled the "License of Radio and Television Production and Operation." The scope and enforcement of these PRC regulations over the radio and television industry is uncertain given the substantial growth in the market and the number of changes in the industry.

     In addition, with China's recent accession to the World Trade Organization ("WTO"), the PRC government has abolished and amended thousands of its laws and regulations at different levels since December 2001 to honor its WTO commitments. In addition, as part of China's entry into the WTO, China has opened its doors to foreign investment in some previously controlled industries such as telecommunications. However, we cannot predict the effect of further developments in the PRC's legal system, particularly with regard to the television industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement of laws.

     As a result of these uncertainties and foreign ownership restrictions, we conduct our business in the PRC through a comprehensive contractual arrangement with Huading TV, an entity that has been issued a License of Radio and Television Program Production and Operation by the SARFT. See "Description of Business - Corporate Structure and Service Agreement." In the opinion of our PRC counsel, the ownership of Huading TV and its businesses comply with existing Chinese laws and regulations. Nevertheless, if Huading TV or we are not viewed as complying with these policies or any regulations that may be created relating to foreign ownership of television and media-related businesses, the PRC government could revoke Huading TV's license, require us to discontinue our operations in the PRC or take other actions that could harm our business.

     PRC Copyright Law. In October 2001, the amended PRC Copyright Law went into effect. It provides that producers of video and sound recording products shall obtain the prior consent of any copyright holders and compensate them accordingly for the use of their copyright. At the same time, producers of video and sound recording products may sustain the right to permit others to copy, publish, license, and broadcast their products and receive compensation in due course. The protection period of such rights is fifty years starting from the initial publication date. In the opinion of our Chinese counsel, our television programs comply with existing PRC law and applicable regulations.

     For a description of legal risks relating to our ownership structure and business, please refer to "Risk Factors."

     Strategy

     Our mission is to be a leading content provider of financial news and information throughout the PRC while generating advertising and service fee revenue from diverse sources. Important elements of our strategy include:

     Expand our Television Program. We currently produce our Huading Finance program so that it may air two times a week, generally on the weekends. We intend to develop and produce a daily program to be broadcast during each trading day so that we may become the most reliable source of up-to-date financial news and information for the PRC investment community. We believe that with the growth and maturation of the PRC financial markets there will be an increase in demand for sophisticated financial news content and access to the most current information available for those participating in the markets. We believe by expanding our television program to meet these demands we will be able to provide greater economic value to advertisers by increasing the breadth and depth of their audiences.

     Add New Television Programs and Services. We continue to seek to identify additional avenues for presentation of financial content and services that have broad appeal to the PRC investment community. We believe that there is a significant shortage of quality financial news programs and believe that we can address this shortage by creating new television programs and services to compliment our current offerings. We intend to develop programs that are aimed at business interests on a national level and other programs that have the potential for more specific targeted audiences and appeal to specific types of advertisers. By adding new television programs and services we believe we can increase the number of potential customers for our advertisers and provide them with the ability to target specific audiences.

     Share Exchange

     In March 2000, Huading Hong Kong, Huading Holdings, and the shareholders of Huading Hong Kong entered into a share exchange agreement with Centrock Incorporated. Under the terms of the share exchange agreement, Centrock was to issue ten million shares of its common stock to the shareholders of Huading Hong Kong in exchange for all of the issued and outstanding shares of Huading Hong Kong causing Huading Hong Kong to become our wholly owned subsidiary. In May 2000, the stockholders of Centrock approved the share exchange and the name change to Huading Financial Networks, Inc. and although the parties initially believed the transaction had been completed, during a review of the corporate records in preparation for the filing of our periodic reports with the Securities and Exchange Commission, we discovered that not all of the actions necessary to fully complete the transaction had occurred. Although Centrock had issued ten million shares to the shareholders of Huading Hong Kong and all of the shares of Huading Hong Kong had been placed in escrow by the shareholders for the benefit of Centrock, we discovered problems associated with the cancellation of certain Centrock shares and the delivery of Huading Hong Kong shares that delayed the official closing of the transaction until an addendum to the share exchange agreement was executed in June 2002. In addition, Centrock mistakenly characterized the share exchange as a merger and filed Articles of Merger with the Nevada Secretary of State in the belief that the filing would complete the transaction. However, this was ineffective since the Huading Hong Kong shareholders had not approved a merger, only a share exchange, and mergers are not permitted under Hong Kong law. To correct the problems and officially complete the transaction, on June 12, 2002 an addendum was signed to allow the closing to occur on June 14, 2002, with the formal cancellation of certain Centrock shares and release from escrow of Huading Hong Kong shares to occur post-closing, since the power to complete those steps had been transferred to us. On July 9, 2002, we formally cancelled the Centrock shares and on September 30, 2002, we submitted for filing the Certificate of Correction to rescind the Articles of Merger with the Nevada Secretary of State.

     In order to cause the release of the Huading Hong Kong shares from escrow, we must file an application and pay the appropriate Hong Kong stamp duty assessed in connection with the share exchange. The Hong Kong stamp duty rate varies and changes from year to year as determined by the Hong Kong authorities. As of June 2002, the amount of the stamp duty was equal to 0.1% of the amount of the consideration received for the Huading Hong Kong shares, the 10 million shares of Centrock. We believe the stamp duty to be approximately $800 based on Huading Hong Kong's net assets as of June 2002. However, it is possible that the taxing authorities in Hong Kong could deem the share exchange to have occurred at an earlier date. In that event, the stamp duty could be based on the trading price of Centrock shares on the date the transaction was deemed completed and at the then applicable stamp duty rate. Further, a late penalty of up to 10 times the stamp duty may be assessed for late stamping. For example, if the taxing authorities were to determine the value of the consideration based on the trading price of Centrock shares on May 16, 2000, the date of our stockholders' approval approving the share exchange, the stamp duty and penalty could amount to approximately $1.238 million. See "Risk Factors -- Risk Related to Huading Financial Networks, Inc.-- The issued and outstanding shares of Huading Hong Kong are held in escrow awaiting our payment of the stamp duty and we may not have adequate funds to make the required payment." We believe that if the Hong Kong stamp duty authorities deem the transaction to have occurred at an earlier date, that the maximum penalty of 10 times the duty would not be assessed. However, at this time, we are unable to reasonably estimate the amount of duty we will eventually pay. We anticipate that the stamp duty will be paid and the shares of Huading Hong Kong will be released from escrow prior to December 31, 2002.

     Corporate Structure and Service Agreement

     On June 12, 2002 we signed an addendum to a share exchange agreement to officially complete the transaction whereby Huading Hong Kong became our wholly owned subsidiary. Although the shares of Huading Hong Kong are currently being held in escrow, awaiting our payment of the stamp duty, we are the beneficial owners of the shares with sole voting and dispositive power. Huading Hong Kong holds all of the outstanding shares of Huading Network, which is a wholly foreign owned enterprise, or WFOE under PRC law, and operates and holds all of the assets related to our Chinahd.com website. The Articles of Association of Huading Network currently provide that the corporation is to have registered capital in the amount $5 million. As of June 2002, $480,000 had been injected by Huading Hong Kong into Huading Network, however, under PRC law, if the registered capital amount is not amended or the remaining $4.56 million injected by December 31, 2002, Huading Network's business license could be revoked. We are in the process of amending Huading Network's Articles of Association to reduce the registered capital from $5 million to $1.4 million and/or obtaining an extension until December 31, 2003.

     In June 2002 and as amended in September 2002, Huading Network entered into a comprehensive service agreement with Huading TV. Huading TV is a company duly incorporated under PRC law and has the requisite license from SARFT to produce and operate our television programs, Huading Finance and Today's Stock Evaluation. Huading TV is currently owned by three of our current stockholders, Huading Holdings, Shenzhen Golden Harvestment Co., Ltd. and Chengdu Huatong Information Consulting Co., Ltd., and by a wholly owned subsidiary of Xinhua, China News Development

Shenzhen Company. Under the service agreement, we agree to provide the following services to Huading TV in exchange for service fees equal to our cost for providing such services and royalty payments equal to 80% of the earnings, before interest, tax, depreciation and amortization (EBITDA), of Huading TV, applying U.S. GAAP accounting standards:

          o    Assist Huading TV in the implementation of their business plan to
               increase   their   programming   hours  for  financial  news  and
               information;

          o Provide software and technology to allow Huading TV to operate its television production business;

          o    Provide   technical   support   services  such  as   installment,
               adjustment and maintenance of equipments and software;

          o Provide the necessary facilities, sites and conditions in order to allow Huading TV to operate and produce the financial television programs; and

          o    Provide Huading TV with management and administrative service.

     The remaining 20% is distributed to the four shareholders of Huading TV. In addition, under the terms of the service agreement, Huading TV's shareholders have agreed to negotiate in good faith to transfer up to 80% of the ownership in Huading TV to us if and when foreign ownership may be allowed under PRC laws. The term of the service agreement is for twenty years, with an option for subsequent renewals of ten years each.

     Under the terms of the service agreement, we agreed to amend Huading Network's Articles of Association to reduce the registered capital from $5 million to $1.4 million or assign the service agreement to another newly created wholly foreign owned enterprise in the PRC held by Huading Hong Kong prior to the revocation of Huading Network's business license caused by the failure to satisfy the registered capital requirements. In addition, to assist with the registered capital requirements, we agreed to raise at least $1 million by December 31, 2002. If we fail to comply with the registered capital requirements and do not assign the service agreement to another wholly foreign owned enterprise before the revocation of Huading Network's business license, or to raise the $1 million as required under the service agreement, then either party may terminate the service agreement upon sixty days notice. If the service agreement is terminated we would lose our primary source of revenue and, without an alternative source of significant revenue our business and financial condition would be materially and adversely affected. See "Risk Factors -- Risk Related to Huading Financial Networks, Inc.-- Huading Network will lose its business license unless we inject the required amount of registered capital to Huading Network by December 31, 2002 or obtain an extension."

         The diagram below illustrates our current operating structure:


                               [Diagram Omitted]



















EMPLOYEES

     As of December 31, 2001, we had 45 full-time employees, all of which are located outside of the United States. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments. Our PRC employees are members of a labor association that represents employees with respect to labor disputes and other employee matters. We have never experienced a work stoppage or a labor dispute that has interfered with our operations.

RISK FACTORS

     The following risk factors and other information included in this Annual Report on Form 10-KSB should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem less significant also may impair our business operations. If any of the following risks actually occur, our business, operating results and financial condition could be materially and negatively affected.

Risk Related to Huading Financial Networks, Inc.

     We have a limited operating history and a history of losses and accumulated deficits

     We were created in 1999 as a division of Huading Holdings to develop and operate the Chinahd.com website. After the division was transferred to Huading Hong Kong we continued to expand the website but determined that we would need an alternate source of revenue. In June 2002 and as amended in September 2002, we entered into a comprehensive service agreement with Huading TV that entitles us to 80% of the earnings, before interest, tax, depreciation and amortization (EBITDA), applying U.S. GAAP accounting standards, of Huading TV generated from the television programs in return for the performance of production related services. Accordingly, we have only recently begun to receive revenue associated with these ventures. We have incurred operating losses since our inception and had an accumulated deficit of approximately $2.9 million as of December 31,

2001. For the years ended December 31, 2001, 2000 and 1999, we incurred net losses of approximately $1.2 million, $1.4 million and $110,000, respectively. Our ability to obtain and sustain profitability will depend, in part, upon our successful transition to the television industry and the sale of advertising for our television programs. There can be no assurances that future revenues will grow sufficiently to generate a positive cash flow or otherwise enable us to be profitable. If we are not able to substantially increase our revenues, we will experience significant liquidity and cash flow problems that will require additional capital to continue operations. We cannot guarantee that future revenues will grow sufficiently to generate positive cash flow or otherwise enable us to become profitable.

     We are dependent on Huading Holdings and related parties to provide us with working capital for our operations. We will need additional financing which we may not be able to obtain on acceptable terms. If we are unable to raise additional capital as needed, the future growth of our business and operations will be severely limited.

     As a result of the development efforts associated with our Chinahd.com website and the recent agreement with Huading TV in connection with the television businesses, we are currently experiencing a shortage of working capital. As of December 31, 2001 we had a negative working capital of $2.3 million. Historically, our operations have been funded through advances from Huading Holdings and other stockholders who are related to us. These advances carry interest at various rates, are unsecured and have no fixed repayment terms. There is no guarantee that we will continue to receive similar advances in the future or that we can be successful raising capital from other sources. Our growth will depend upon our ability to raise additional capital, possibly through the issuance of short or long term indebtedness or the issuance of our equity securities in private or public transactions.

     If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage of ownership of us held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing will be available or on terms acceptable to us. Our ability to continue our growth could suffer if we are unable to raise the additional funds on acceptable terms limiting our ability to increase our revenues or possibly attain profitable operations in the future.

     Our auditors have issued a qualified opinion.

     The report of our independent accountants contains an explanatory paragraph regarding our ability to continue as a going concern. Among the factors cited was that we have not generated cash from operations since our inception, have incurred significant losses from operations and have negative working capital of $2.3 million. Although we believe that our agreement with Huading TV in connection with the television programs will generate revenue from new sources of advertising and service fees, our revised business plan has not been in effect long enough to substantiate our beliefs and we cannot provide any assurances that the plan will prove successful.

     The issued and outstanding shares of Huading Hong Kong are held in escrow awaiting our payment of the stamp duty and we may not have adequate funds to make the required payment.

     On June 12, 2002 we signed an addendum to the share exchange agreement whereby we obtained beneficial ownership over the shares of Huading Hong Kong. In connection with the addendum, we agreed to pay the stamp duty associated with the exchange of Centrock shares for the shares of Huading Hong Kong. The Huading

Hong Kong shares are being held in escrow until we pay the required stamp duty. The Hong Kong stamp duty rate varies and changes from year to year as determined by the Hong Kong authorities. The stamp duty must be paid to the Hong Kong Inland Revenue Department and, as of June 2002, was equal to 0.1% of the amount of the consideration received for the Huading Hong Kong shares, the 10 million shares of Centrock. We believe the stamp duty to be approximately $800 based on the Huading Hong Kong's net assets as of June 2002. However, no assurance can be given that the Hong Kong Inland Revenue Department will share our view and could deem the share exchange to have occurred at an earlier date. In that event, the stamp duty could be based on the trading price of Centrock shares on the date the transaction was deemed completed and at the then applicable stamp duty rate. Further, a late penalty of up to 10 times the stamp duty may be assessed for late stamping. For example, if the taxing authorities were to determine the value of the consideration based on the trading price of Centrock shares on May 16, 2000, the stamp duty and penalty could amount to over $1.238 million. Depending on the amount of the stamp duty and any penalties, we may not have sufficient funds to pay the stamp duty, which is necessary for the release of the shares from escrow, and the payment of a significantly large stamp duty could adversely affect our ability to raise additional working capital and harm our financial condition and operating results.

     We cannot predict future revenues or whether our programs and services will be accepted.

     The markets for our television programs only recently began to develop and are rapidly evolving. Demand and market acceptance for new television programs and financial information services in general in the PRC are subject to a high level of uncertainty and risk. It is difficult to predict whether, or how fast, these markets for our programs and services will grow. We cannot guarantee either that the demand for our programs or services will equal our expectations or that it will be sustainable. If the financial information market in the PRC develops more slowly than expected or becomes saturated with similar programs or services or our programs do not sustain acceptance, our business, operating results and financial condition will be materially and adversely affected.

     Our business model is evolving and unproven.

     We recently revised our business model from solely being an Internet content provider of PRC financial news and information to include traditional forms of media such as television programming and the generation of revenues from advertising sales. We are new in the television production business and the concept of a program dedicated to financial news and information is still relatively new and unproven in China. As such, we can not predict how we will be received by the local television viewers or television stations or whether they will be interested in our television programs. If we are unable to attract and retain local television stations to air our programs, we will be not be able to successfully sell advertising time to generate sufficient revenues to sustain our operations. We intend to continually evaluate and develop our business model. However, there can be no assurances that our business model will be successful.

     Our business model depends on advertising revenues.

     We expect to derive a substantial amount of our revenues from television advertising for the foreseeable future. However, television advertising is a relatively new concept in China and advertisers have only recently begun to invest their resources in television advertisements. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers' spending priorities. A decline in advertising spending or the inability to attract advertisers to advertise during our television program would adversely affect our ability to generate sufficient revenue to support our business.

     Our revenues are dependent upon a comprehensive service agreement with Huading TV.

     All of our revenues are derived from Huading TV pursuant to a comprehensive service agreement between Huading TV and Huading Network, our wholly-owned subsidiary. The service agreement is for a term of twenty years and is renewable for successive ten year periods. However, the parties have a right to terminate the service agreement if breach or default occurs under the service agreement and is not remedied within thirty days notice of such breach or default. Any termination of the service agreement would adversely affect our financial condition, operating results and business.

     Trading in our stock is restricted by the Securities and Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

     Trading in our common stock is subject to the Securities and Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy or sell our common stock. The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock is currently covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and financially qualified investors. For transactions covered by this rule, the broker-dealers must make a special suitability determination of the purchaser and receive the purchaser's written agreement of the transaction prior to the sale. Consequently, these rules may affect the ability of broker-dealers to trade our common stock and affect the ability of existing stockholders to sell their shares in the secondary market.

     We need to raise additional capital to maintain the comprehensive service agreement with Huading TV.

     We need to raise at least $1 million through public or private debt or equity financings in order to maintain our comprehensive service agreement with Huading TV. Under the terms of the service agreement, if we are unable to obtain the required financing by December 31, 2002, the comprehensive service agreement may be terminated by either party upon sixty days notice. We cannot assure you that additional financing will be available or in an amount necessary to meet the requirement for continuing the service agreement.

     In addition, we need to raise at least $1 million in order to provide working capital to Huading Network to adequately perform the services under the service agreement with Huading TV and to implement the Huading TV's business plan to increase their programming hours. If we are unable to raise at least $1 million, Huading Networks will not be able to adequately perform under the service agreement and Huading TV may terminate the service agreement.

     If the service agreement is terminated for any reason, including the failure to raise the necessary capital, it would result in the loss of our sole source of revenue, and our financial condition, operating results and business would be materially and adversely affected.

     Huading Network will lose its business license unless we inject the required amount of registered capital to Huading Network by December 31, 2002 or obtain an extension.

     Substantially all of our revenue is derived from the service agreement between Huading TV and Huading Network, a subsidiary of Huading Hong Kong and a wholly foreign owned enterprise under PRC law. The registered capital of Huading Network is $5 million of which $480,000 has been duly contributed. Foreign invested enterprises in the PRC, such as Huading Network, are required to have their registered capital fully paid in a timely manner according to their certificate of approval and Articles of Association. If the registered capital cannot be fully paid on time, the foreign invested enterprise must apply for an extension to inject the required capital or reduce the amount of registered capital with the relevant PRC authority. Failure to do so will result in the revocation of their business license.

     In March 2002, Huading Network filed an application with the Shenzhen Foreign Investment Bureau to extend the time required for injection of the registered capital and had its Certificate of Approval renewed on April 12, 2002, provided that the remaining balance of the registered capital is contributed by the end of December 31, 2002.

     If we failed to inject the full amount of the registered capital and we lose our business license, the service agreement may be terminated upon sixty days notice. We cannot assure you that we will be successful in amending Huading Network's Articles of Association to reduce the registered capital to $1.4 million or that we will be able to raise the $1 million by December 31, 2002. If the service agreement is terminated for any reason, including the failure to reduce Huading Network's registered capital or to raise the $1 million, we would lose our primary source of revenue and, without an alternative source of revenue, our business would not be able to continue.

     We depend on Xinhua, China Securities Daily, Huading Market Information Company and Huading Holdings for our contents.

     We currently rely on, and will continue to rely on Xinhua, China Securities Daily, Huading Market Information Company and Huading Holdings to provide us with financial information and content for our television programs and website. Although we are attempting to obtain written agreements for the content we receive from these sources, we currently rely on oral agreements that may or may not be enforceable under the laws of the PRC. In addition, we cannot assure you that Xinhua, China Securities Daily, Huading Market Information Company or Huading Holdings will continue to be able meet our needs in a satisfactory and timely manner or that we will be able to obtain additional content suppliers when and if necessary. A significant price increase, or an interruption or delay in their services could have a material and adverse effect on our ability to successfully provide our services.

     We depend on key personnel.

     Our performance is substantially dependent on the performance of our executive officers and key personnel, and on our ability to retain and motivate such personnel. The loss of any of our key personnel, particularly our President, Li Shuzhong, could have a material adverse effect on our business, financial condition and operating results.

     Our common stock price is volatile, which among other things, can adversely affect our ability to raise capital and make it more difficult to resell shares when you want and at prices attractive to you.

     As a result of our failure to timely file our reports with the Securities and Exchange Commission, our common stock ceased being quoted on the OTC Bulletin Board in December 2000 and there is no current active trading market for our shares. If our shares begin trading again, the trading price of our stock will be volatile, and this volatility will likely continue in the future. Wide fluctuations in our trading price or volume can be caused by:

          o    quarterly variations in our operating results;

          o announcements by significant investors of their intention to sell our shares;

          o    investor perception of our company;

          o investor perception of the economy and the politically stability of the PRC;

          o announcements or implementation of new or revised PRC laws and regulations affecting the television industry.

          o announcements or implementation of new PRC financial television programs by us or our competitors;

          o    financial estimates by securities analysts; and

          o    general economic and market conditions.

     In addition, in the past, our common stock was thinly traded and our share price was extremely volatile. If our stockholders sell substantial amounts of our common stock, the market price of our common stock could fall significantly as a result of those sales. If our stock price continues to be volatile or remains illiquid, it may be difficult for our shareholders to sell shares at a particular time or for an acceptable price, and it may adversely affect our ability to raise needed additional capital.

     In the past, securities class action litigation has often been brought against companies following periods of volatility in their stock prices. We may in the future be the target of similar litigation which could result in substantial expenses and divert our management's time and resources, which could cause our business to suffer.

     Political, Economic and Regulatory Risks

     PRC laws and regulations are unclear and will likely change in the near future. If we are found to be in violation of current or future PRC laws or regulations, our business in the PRC will be adversely affected.

     We  conduct  our  business  solely  in the  PRC  through  our  wholly-owned subsidiary, Huading Network. Huading Network is a wholly foreign owned enterprise, or WFOE, under PRC law. As a Nevada corporation we are deemed a foreign person under PRC law. Accordingly, our business is 100% foreign-owned and subject to increased scrutiny under existing and proposed PRC regulations. In addition, we generate a substantial portion of our revenues through a comprehensive service agreement with Huading TV, which produces the television programs Huading Finance and Today's Stock Evaluations.

     The PRC heavily regulates its television industry by making pronouncements or enacting regulations regarding the legality of foreign investment in the PRC television industry and the existence and enforcement of content restrictions. We believe that our current ownership structure and our business comply with all existing PRC laws, rules and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC laws and regulations related to the television industry. Accordingly, it is possible that the PRC government will ultimately take a view contrary to ours.

     The PRC regulations currently prohibits foreign investment in television industry and prohibits PRC television stations from airing any programs produced by entities without a license from SARFT. We believe that our comprehensive service agreement with Huading TV is in compliance with such regulations as they are presently being interpreted. However, if SARFT takes a position that Huading

TV or our service agreement with Huading TV does not comply with these regulations, our business will be severely impaired.

     Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion or all of our or Huading TV's existing or future ownership structure and businesses violate existing or future PRC laws, regulations or policies. It is also possible that the new laws or regulations governing the PRC television industry that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our or Huading TV's current or proposed businesses and operations. In addition, these new laws and regulations may be retroactively applied to Huading TV or us.

     If Huading TV or we were found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

          o    levying fines;

          o revoking Huading TV's License of Radio and Television Program Production and Operation;

          o    shutting down or blocking Huading TV's television programs; and

          o requiring Huading TV to restructure our ownership structure or operations.

We have attempted to comply with restrictions on foreign investment in the PRC television industry imposed by the PRC government by entering into a comprehensive service agreement with Huading TV, a PRC company. Although we are in compliance with the existing PRC laws and regulations, if force majeure happens, such as the PRC government making changes to the relevant laws or regulations which are contrary to our existing operations, and the PRC government finds that the service agreement does not comply with the relevant PRC laws and regulations, our business in the PRC will be adversely affected.

     Because the PRC government currently restricts foreign investment in the television industry, our operations, as currently conducted through Huading TV, are subject to possible risk and legal uncertainties. Such risk and legal uncertainties associated with PRC government regulations and our operating structuring may be summarized as follows:

          o whether the PRC government may view our structuring as being in compliance with its laws and regulations;

          o whether the PRC government may change its current regulatory requirement with which we or Huading TV may not be in compliance;

          o    whether  the PRC  government  may  impose  additional  regulatory
               requirements   with  which  we  or  Huading  TV  may  not  be  in
               compliance; and

          o whether the PRC government will permit Huading TV to acquire future licenses necessary in order to conduct operations in the PRC.

     In the event that the PRC government changes or revises its current laws and regulations affecting the television industry which are inconsistent with our current operations, or if Huading TV is unable to obtain or renew the licenses Huading TV needs in the future, our business will be impaired.

     We depend upon contractual arrangements with Huading TV for the success of our business and these arrangements may not be as effective in providing operational control as direct ownership of these businesses and may be difficult to enforce.

     Because we produce and operate our television programs only in the PRC, and because the PRC government restricts us from owning or operating a television business in the PRC, we are dependent on Huading TV, in which we have no ownership interest, to provide those services through our service agreement with them. This arrangement may not be as effective in providing control over our media operations as direct ownership of these businesses. For example, Huading TV could fail to take actions required for our business, such as failing to maintain the necessary licenses or complying with appropriate PRC regulations. If Huading TV fails to perform its obligations under the service agreement, we may have to rely on legal remedies under PRC law, which we cannot assure you would be effective or sufficient.

     Even if we are deemed in compliance with PRC governmental regulations, the PRC government may prevent us from producing our television programs and we may be subject to liability for information that it believes is inappropriate.

     The PRC has enacted regulations governing advertising and the distribution of news and other information. The PRC government does not allow distribution of information over the Internet and other media that it believes violate PRC law, including content that is obscene, incites violence, endangers national security, is contrary to the national interest or is defamatory. Even if we comply with PRC governmental regulations relating to licensing and foreign investment prohibitions, if the PRC government were to take any action to limit or prohibit the distribution of information through our television programs or website or to limit or regulate any current or future financial news information or services, our business would be harmed.

     We are also subject to potential liability for content on our websites and television programs that is deemed inappropriate and for any unlawful actions of our subscribers and other users of our systems under regulations promulgated by the SARFT and Ministry of Information Industry, or MII.

     Furthermore, we are required to delete, edit or censor contents that clearly violate the laws of the PRC and report content that we suspect may violate PRC law. It is difficult to determine the type of content that may result in liability for us, and if we are wrong, we may be prevented from operating our business.

     Regulations  and  censorship  of  information   distributed  in  China  may
     adversely affect our business.

     China has enacted extensive regulations governing all media including advertising, the distribution of news and other information. If the PRC government perceive our television programs and Internet content to be subversive, immoral or hostile to the PRC government, the PRC government may ban the distribution of our content in the PRC. Because many PRC laws, regulations and legal requirements with regard to the media are relatively new and untested, their interpretation and enforcement may involve significant uncertainty. In addition, the PRC legal system is a civil law system in which decided legal cases have limited binding force as legal precedents. As a result, in many cases it is difficult to determine the type of content that may result in liability from our operations.

     Political and economic policies of the PRC government could affect our business.

     Substantially all of our business, assets and operations are located in China and all of our revenues are derived from our operations in China. Accordingly, our business could be adversely affected by changes in political, economic or social conditions in China, adjustments in PRC government policies or changes in laws and regulations.

     The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in a number of respects, including:

               o    structure;

               o    level of government involvement;

               o    level of development;

               o    level of capital reinvestment;

               o    growth rate;

               o    control of foreign exchange; and

               o    methods of allocating resources.

     Since 1949, China has been primarily a planned economy subject to a system of macroeconomic management. Although the Chinese government still owns a significant portion of the productive assets in China, economic reform policies since the late 1970s have emphasized decentralization, autonomous enterprises and the utilization of market mechanisms. We cannot predict what effects the economic reform and macroeconomic measures adopted by the Chinese government may have on our business or results of operations.

     The PRC legal system embodies uncertainties which could limit the legal protections available to us and you.

     The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedental value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiary Huading Network is a WFOE, an enterprise incorporated in mainland China and wholly-owned by foreign investors. Huading Network is subject to laws and regulations applicable to foreign investment in mainland China. However, these laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the media industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

     Restrictions on currency exchange may limit our ability to utilize our revenues effectively.

     Substantially all of our revenues and operating expenses are denominated in Chinese Yuan or Renminbi. The Renminbi is currently freely convertible under the "current account," which includes dividends, trade and service-related foreign exchange transactions, but not under the "capital account," which includes foreign direct investment.

     Currently, Huading Network may purchase foreign exchange for settlement of "current account transactions," including payment of dividends, without the approval of the State Administration for Foreign Exchange, or SAFE. Huading TV may also retain foreign exchange in its current account (subject to a ceiling approved by the SAFE) to satisfy foreign exchange liabilities or to pay dividends. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase and retain foreign currencies in the future.

     Since a significant amount of our future revenues will be in the form of Renminbi, the existing and any future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China, if any, or expenditures denominated in foreign currencies.

     Foreign exchange transactions under the capital account are still subject to limitations and require approvals from the SAFE. This could affect Huading TV's and Huading Network's ability to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from us.

     We may suffer currency exchange losses if the Renminbi depreciates relative to the U.S. Dollar.

     Our reporting currency is the U.S. Dollar. However, substantially all of our assets and revenues are denominated in Renminbi. Our assets and revenues as expressed in our U.S. Dollar financial statements will decline in value if the Renminbi depreciates relative to the U.S. Dollar. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into U.S. Dollars.

     It may be difficult to enforce any civil judgments against us or our board of directors or officers, because most of our assets are located outside of the United States

     Although we are incorporated in the State of Nevada, substantially all of our assets are located in the PRC. As a result, it may be difficult for investors to enforce outside the United States in any actions brought against us in the United States, including actions predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States. In addition, all of our directors and officers (principally in the PRC) and all or a substantial portion of their assets may be located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon those directors and officers, or to enforce against them or us judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States. We have been advised by our PRC counsel that, in their opinion, there is doubt as to the enforceability in the PRC, in original actions or in actions for enforcement of judgments of United States courts, of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any state of the United States.

Item 2.  Description of Properties.

     Our corporate office is located at 37/F, ShenFang Plaza, No. 3005, Renmin Road South, Shenzhen 518005, PRC. We lease approximately 16,433 square feet of office space in Shenzhen, PRC, under a three year lease, expiring on April 8, 2003.

     All of our computer and television production equipments are located at our Shenzhen office. As of year ended December 31, 2001, we were operating at less than full capacity and do not foresee the need to upgrade in the near future.

Item 3.  Legal Proceedings.

     We are not currently involved in any material pending legal proceedings, except that in June 2001, our wholly-owned subsidiary Huading Network lost a lease dispute to Chaofin Adorning Company for an award of approximately $29,000 in the Shenzhen Medium Court.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

Item 5.  Market for Common Equity and related Stockholder Matters.

(a)      Comparative Market Prices

     Centrock received approval for quotation on the OTC Bulletin Board in February 2000 under the symbol "CCKI" which was subsequently changed to "HDFN" in May 2000. In December 2000, our common stock was no longer eligible for quotation by the NASD from the OTC Bulletin Board due to our inability to timely file our reports with the Securities and Exchange Commission. As of the date of this filing, there is no public trading market for our common stock.

     The following table sets forth, for the periods indicated, the range of high and low closing bid quotations for each quarter during the last two fiscal years.

                                                                    HIGH            LOW
              Fiscal Year Ended December 31, 1999
                       First Quarter                                n/a             n/a
                       Second Quarter                               n/a             n/a
                       Third Quarter                                n/a             n/a
                       Fourth Quarter                               n/a             n/a
              Fiscal Year Ended December 31, 2000
                       First Quarter                                n/a             n/a
                       Second Quarter                              $7.00          $4.3125
                       Third Quarter                               $4.9375        $1.12
                       Fourth Quarter                              $1.875         $0.625

     On December 29, 2000, our last reported sales price for our shares on the OTC Bulletin Board was $0.625 per share.

(b)      Holders

     As of December 31, 2000,  there were 13,200,000  shares of our common stock
outstanding,   held  by  approximately  38  holders  of  record,  not  including stockholders whose shares are held in street name.

(c)      Dividends

     We have not declared or paid any cash dividends since our inception. We currently intend to retain future earnings for use in the operation and expansion of the business. We do not intend to pay any cash dividends in the foreseeable future. The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon our earnings, capital requirements, and financial position.

(d)      Recent Sale of Unregistered Securities

     In March 2000, we sold 200,000 shares of our common stock to one foreign investor at $1.00 per share. These securities were issued in reliance upon the exemption from registration provided under Regulation S of the Securities Act.

     In July 2000, we issued an aggregate of 10,000,000 shares of our common stock to the 11 stockholders of Huading Hong Kong in connection with the share exchange in which Huading Hong Kong became our wholly owned subsidiary. The issuance of these securities, in connection with the share exchange, was made in reliance upon the exemption from registration provided under Regulation S of the Securities Act.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS

     The following discussion and analysis should be read in connection with our consolidated financial statements and the notes thereto and other financial information included elsewhere in this report.

Plan of Operations

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

     The staff employed in the development maintenance and marketing of our web site has been reduced from 80 employees as of September 2001 to 45 by the end of December 31, 2001. This number has been further reduced to 7 by the end of April 30, 2002. We do not expect there to be any significant increase in the number of full time employees engaged in this part of the business in the next twelve months.

     In June 2000 we completed our move to newly refurbished office premises. This office is adequate for our current operations. As a result we do not expect there to be any significant investment in fixed assets, leasehold improvements or fixtures and fittings in the next twelve months.

Result of Operations

     We derived no revenues from our operations for the years ended December 31, 1999, December 31, 2000 and December 31, 2001. We incurred operating losses of $110,486 for the period ended December 31, 1999, $1,443,983 for year ended December 31, 2000 and $1,214,295 for the year ended December 31, 2001.

     General and administrative expenses increased from $110,486 for the period ended December 31, 1999 to $1,378,585 for the year ended December 31, 2000, since we only commenced our activities in November 1999. General and administrative expenses fell to $1,197,231 for the year ended December 31, 2001. Most of this decrease was due to expenses of $179,910 incurred in 2000 resulting from the costs of professional fees and marketing and public relations fees. These costs were one time charge and no such costs were incurred in 2001. Most of the recurring general and administrative expenses were related primarily to the development, maintenance and marketing of our Chinahd.com website. The most significant administrative cost relates to the cost of staff employed in the development, maintenance and marketing of our website as well as management and finance and administration which amounted to $30,857 in the year ended December 31, 1999, $352,030 in the year ended December 31, 2000, and $511,850 in the year ended December 31, 2001. Rental costs for our office premises were $4,201 in the year ended December 31, 1999, $170,100 in the year ended December 31, 2000, and $135,949 in the year ended December 31, 2001 which reflect the move to newly refurbished office premises in June 2000. Depreciation expense increased from $3,875 in the year ended December 31, 1999, $58,799 in the year ended December 31, 2000, and $108,014 in the year ended December 31, 2001 arising from computer equipment purchased over the period for the development and support of the website as well as the charges on the leasehold improvements and fixtures and fittings acquired in the move to newly refurbished office premises in June 2000. All other General and Administrative expenses arise from the support of our normal recurring operations.

     Other income amounted to $nil in the year ended December 31, 1999, $17,759 in the year ended December 31, 2000, and $1,715 in the year ended December 31, 2001, being attributable to interest income on bank deposits used to finance the business operations.

     Interest expense amounted to $nil in the year ended December 31, 1999, $83,157 in the year ended December 31, 2000, and $18,779 in the year ended December 31, 2001, being the interest due on loans received from related parties. For the year ended December 31, 2000 interest was charged at 10% on all loans received from Huading Holdings and Huading TV.

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

     Net cash used in operating activities totaled $59,012 during the year ended December 31, 2001 and $127,967 during the year ended December 31, 2000. Net cash used during the years ended December 31, 2001 and 2000 primarily related to our net losses from operating activities of $1,214,295 and $1,443,983, respectively. The net losses during fiscal years 2001 and 2000 were primarily offset by related parties' loans of $977,058 and $1,076,103, respectively.

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

Recent Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these statements and their effective dates for us are as follows:

          o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

          o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

          o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives would no longer be subject to amortization.

          o Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     In August 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which among other things, establishes one accounting model for long-lived assets to be disposed of by sale. SFAS No. 144 is effective for financial statements issued for years beginning after December 15, 2001, and interim periods within those financial statements, early application is encouraged.

     The adoption of SFAS Nos. 141, 142, and 144 is not expected to have a material effect on our financial position or operating results.

Foreign Currency Exchange Losses

     While our reporting currency is the U.S. dollar, to date virtually all of our revenues and costs are denominated in Renminbi and a significant portion of our assets and liabilities are denominated in Renminbi. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be impacted by fluctuations in the exchange rate between U.S. Dollars and Renminbi. If the Renminbi depreciates against the U.S. Dollar, the value of our Renminbi revenues and assets as expressed in our U.S. Dollar financial statements will decline. We do not hold any derivative or other financial instruments that expose us to substantial market risk. See "Risk Factors--We may suffer currency exchange losses if the Renminbi depreciates relative to the U.S. Dollar."

     The Renminbi is currently freely convertible under the "current account," which includes dividends, trade and service-related foreign exchange transactions, but not under the "capital account," which includes foreign direct investment. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all. Accordingly, we may incur economic losses in the future due to foreign exchange rate fluctuations which may have a negative impact on our financial condition and results of operations.

Item 7.  Financial Statements.

     Our financial statements, including the notes thereto and report of the independent auditors thereon, are attached hereto as exhibits as page numbers F-1 through F-19.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Effective May 16, 2000, Merri Nickerson, CPA, resigned as the independent accountant for Centrock and we did not engage another independent accountant to perform our audit for fiscal years ended December 31, 2001 or 2000. Effective March 6, 2002, Grant Thornton was engaged as our principal independent accountant. Grant Thornton has been engaged to audit the fiscal years ended December 31, 2001 and 2000. The decision to appoint Grant Thornton was approved by our full board of directors.

     During our fiscal year ended December 31, 1999, and the period from October 20, 1998 to December 31, 1999, and the subsequent interim period prior to May 16, 2000, there were no disagreements with Ms. Nickerson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Ms. Nickerson's satisfaction would have caused her to make a reference to the subject matter of the disagreements in connection with her reports. During these periods, there were no "reportable events" described under Item 304(a)(1)(iv) of Regulation S-B.

     The audit report of Ms. Nickerson on our financial statements as of and for the fiscal year ended December 31, 1999, and for the period from October 20, 1998 to December 31, 1998, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     We have authorized Ms. Nickerson to respond fully to the inquires of Grant Thornton and have requested that Ms. Nickerson provide us with a letter addressed to the Securities and Exchange Commission stating whether she agrees with the above statements.

     During our two most recent fiscal years ended December 31, 2001 and 2000, and the subsequent interim period through March 6, 2002, we did not consult with Grant Thornton regarding any of the matters or events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of the Registrant.

     All of our directors serve until the next annual meeting and until their successor shall be elected and qualified or until their earlier death, resignation, or removal. Executive officers serve at the discretion of the board and none of our officers have any agreement with regard to terms of employment or compensation. There are no family relationships between any of our directors and executive officers. The following table sets forth all of our current directors and executive officers and certain information with respect to those persons, as of December 31, 2001.

Name                     Age     Position(s)

Li Shuzhong              39      Chairman of the Board and President

Li Haidong               36      Director, Chief Financial Officer and Secretary

Tian Aihua               41      Director

Shao Quan                68      Director

     Li Shuzhong has served as our chairman of the board and president since May 2000, and has served as the president of Huading Network since November 2000. Mr. Li also serves as the vice chairman and president of our strategic partner Shenzhen Huading Financial TV and Broadcasting Co., Ltd. since 1998 and the president and general manager of our principal stockholder Huading Holdings since 1993. Mr. Li also serves as the deputy chief editor of China Securities Daily since 1992. Mr. Li received his bachelor of arts degree in literature from Sichuan University.

     Li Haidong has served as a director and chief financial officer since May 2000, and has served as a director of our principal stockholder Huading Holdings since March 2001. Mr. Li also served as the director of our strategic partner Shenzhen Huading Financial TV and Broadcasting Co., Ltd. since 1998 and as chairman of Shenzhen Golden Harvestment Co., Ltd. since March 1998. From January 1997 to January 2002, Mr. Li served as a director of APR Strategic Investments Ptd. Ltd., an investment company primarily focused on investments in energy companies. Mr. Li received his bachelor of science degree in computer science from the Beijing Institute of Computer Technology.

     Tian Aihua has served as a director since May 2000. Ms. Tian also serves the director and vice president of our strategic partner Shenzhen Huading Financial TV and Broadcasting Co., Ltd. since 1998 and as the director and deputy general manager of our principal stockholder Huading Holdings since 1993. Ms. Tian received her bachelor of science degree in medical science from Bethune Medical University.

     Shao Quan has served as a director since May 2000. Mr. Shao also serves chief editor of our strategic partner Shenzhen Huading Financial TV and Broadcasting Co., Ltd. since 1998. From 1992 to 1997, Mr. Shao served as the vice chief editor of Xinhua News Agency Hong Kong Branch, a nationally distributed news in China. Mr. Shao received his bachelor of arts degree in literature from Yunnan University.

Committees of the Board

     We plan to establish an Audit Committee and a Compensation Committee in the next several months. The functions of the Audit Committee will include making recommendations regarding the retention of independent auditors, reviewing the scope of the annual audit undertaken by our independent auditors and the progress and results of their work, and reviewing our financial statements, internal accounting and auditing procedures and corporate program to ensure compliance with applicable laws.

     The functions of the Compensation Committee will include reviewing and approving executive compensation policies and practices, reviewing salaries and bonuses for certain of our officers, administering our benefit plans, including any stock option plans, and considering such other matters as may from time to time be referred to the committee by the board of directors.

Compensation of Directors

     Our directors currently receive no compensation for their services as a director. The directors are, however, reimbursed for their expenses incurred in attending meetings.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the SEC. Directors, executive officers, and stockholders of more the 10% of our common stock are required by SEC regulations to furnish us with copies of the Section 16(a) forms they file.

     Based solely on a review of our records, we believe that, during the year ended December 31, 2000, our directors, officers and persons who own more than 10% of our outstanding common stock did not timely file a report on their ownership on Form 3. As of the date of this report, all of our current officers and directors have filed their Form 3's reporting their ownership interest as of May 2000 and have complied with the Section 16(a) filing requirements.

Item 10.  Executive Compensation.

     Executive officers are appointed by, and serve at the discretion of, the Board of Directors. The following table sets forth the compensation of our President during 1999 and 2000. No other officers received annual compensation in excess of $100,000 during year ended December 31, 2000.


                           SUMMARY COMPENSATION TABLE

                                                                                         Long Term Compensation

                                       Annual Compensation                        Awards                    Payouts

                                                                         Restricted     Securities          LTIP      All Other
Name and                                            Other Annual            Stock       Underlying         Payouts    Compensa-
Principal Position      Year         Salary       Compensation ($)      Award(s) ($)   Options (#)           ($)        tion


Li Shuzhong(1)         2000     Nil               --                    --                  --                 --         --

(1)     Mr. Li became our President in May 2000
(2)     Does not include payment of business expenses of $9,653 in 2000


                                                 OPTION GRANTS IN 2000

                                              Individual Grants


                             % of Total Options
                           Number of Securities              Granted to              Exercise or
                            Underlying Options           Employees in Fiscal         Base Price         Expiration
        Name                    Granted (#)                     Year                   ($/Sh)              Date

     None





                                    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                           AND FISCAL YEAR-END OPTION VALUES

                                                                                                  Value of Unexercised
                                                                        Number of Unexercised     In-the-Money Options
                                                                        Options at FY-End (#)       at FY-End ($)(1)

                                                                             Exercisable/             Exercisable/
                        Shares Acquired on                                  Unexercisable             Unexercisable
                                        ---                                 -------------             -------------
         Name               Exercise (#)        Value Realized ($)
         ----               ------------        ------------------

      None

Stock Option Plans

     As of year ended December 31, 2000, we have not adopted any stock option plan.


Stock Options

     As of year ended December 31, 2000, there were no options outstanding.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of August 30, 2002, with respect to the beneficial ownership of our common stock for (i) each director, (ii) all of our directors and officers as a group, and (iii) each person known to us to beneficially own five percent (5%) or more of the outstanding shares of our common stock.

     Unless otherwise indicated, the address for each listed stockholder is: c/o Huading Financial Networks, Inc., 37/F, ShenFang Plaza, No. 3005, Renmin Road South, Shenzhen 518005, P.R. China. To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have the sole voting and investment power with respect to the shares of common stock indicated.




                                                                             No. of Shares
Name and Beneficial Owner                                                    Common Stock            Percent

Li Shuzhong                                                                   2,300,000(1)            17.42%

Li Haidong                                                                    2,700,000(2)            20.45%

Shenzhen Huading Financial Information Holdings Co., Ltd.                      2,250,000              17.05%

Shenzhen Golden Harvestment Co., Ltd.                                            900,000               6.82%

David Yue                                                                      2,000,000              15.15%


Chengdu Huatong Information Consulting Co., Ltd.                                 750,000               5.68%



No. of Shares
Name and Beneficial Owner                                                    Common Stock            Percent

Shao Quan                                                                        600,000               4.55%

Tian Aihua                                                                       500,000               3.83%

All directors and executive officers as a group                                6,100,000              46.21%
(4 persons)(1)(2)

(1) Represents 2,000,000 shares of common stock owned by David Yue of which Mr. Li Shuzhong has the right to dispose pursuant to an agreement.

(2) Represents 900,000 shares of common stock owned by Shenzhen Golden Harvestment Co. Ltd. of which Mr. Li Haidong has management and investment control over.

Item 12.  Certain Relationships and Related Transactions.

     In March 2000, Huading Holdings caused its Internet division to be transferred to Huading Network for ordinary shares of Huading Hong Kong, which ultimately received shares of our common stock as a result of the share exchange with Centrock. As part of the transfer of Huading Holding's Internet division to Huading Network, we entered into a service agreement with Huading Holdings in connection with the Chinahd.com website. Under the terms of this service agreement, Huading Holdings is to provide all of the services related to the Chinahd.com website at actual cost. The term of the service agreement is for an initial term of three years, with the right to extend the service agreement for an additional three years.

     Mr. Li Shuzhong serves as the president and general manager, and Ms. Tian Aihua serves as director and deputy general manager of Huading Holdings. Huading Holdings is one of our stockholders. During 2000, we borrowed $769,752 from Huading Holdings at an interest rate of 10%. In 2001, we borrowed an additional $15,658 from Huading Holdings and agreed to reduce the interest rate to 0.0%. During year ended 2000, we paid Huading Holdings approximately $66,898 in interest. As of year ended 2001, the principal of $785,410 and no interest remains outstanding. The loan from Huading Holdings is unsecured with no fixed repayment terms. In addition, Huading Holdings provided us financial information without charge.

     All of our officers and directors serve as an employee, officer and/or director of Huading TV. Huading TV is also owned by China News Development Shenzhen Company and three of our current stockholders, Huading Holdings, Shenzhen Golden Harvestment Co., Ltd. and Chengdu Huatong Information Consulting Co., Ltd. During 2000, we borrowed $286,943 from Huading TV at an interest rate of 10%. In 2001, we borrowed an additional $23,654 from Huading TV and agreed to reduce the interest rate to 6.435%. We paid approximately $16,259 in interest during year ended 2000 and $18,779 in interest during year ended 2001. As of year ended 2001, the principal of $310,597 and no accrued interest remains outstanding. The loan from Huading TV is unsecured with no fixed repayment terms.

     In addition, in June 2002 and as amended in September 2002, we entered into a comprehensive service agreement with Huading TV. Under this service agreement, we provide Huading TV with ancillary service to the production of television programming such as production facilities, equipments, support staff, technical service and software in exchange for service fees equal to our costs for performing such services and royalty payments equal to 80% of the earnings, before interest, tax, depreciation and amortization (EBITDA), applying U.S. GAAP accounting standards, of Huading TV. The remaining 20% will be distributed to the four shareholders of Huading TV. The service agreement with Huading TV is for a term of twenty years, with an option for subsequent renewals.

     Mr. Li Haidong is the chairman and majority shareholder of Shenzhen Golden Harvestment Co., Ltd. As of year ended 2001, we borrowed an aggregate of $828,856 from Shenzhen Golden Harvestment Co., Ltd. without interest. The loan from Shenzhen Golden Harvestment Co., Ltd. is unsecured with no fixed repayment terms. As of year ended 2001, the principal of $828,856 remains outstanding.

     As of year ended 2001, we borrowed an aggregate of $163,351 from Mr. Yeung Ning, a manager of Huading Holdings, without interest. The loan from Mr. Yeung Ning is unsecured with no fixed repayment terms. As of year ended 2001, the principal of $163,351 remains outstanding.

     During  year  ended  2001,  we  borrowed   $102,841  from  Huading   Market
Information Co. Ltd, an entity which Huading Holdings is a 30% shareholder, without interest. The loan from Huading Market Information Co. Ltd. is unsecured with no fixed repayment terms. As of year ended 2001, the principal of $102,841remains outstanding. In addition, we have access to the data compiled by Huading Market Information without charge.

     Mr. Li Shuzhong is the deputy chief editor of China Securities Daily. Pursuant to an oral agreement, China Securities Daily provides us with financial information for approximately $600 per month.

         We believe that all the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Item 13.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         3.1    Articles of Incorporation (1)
         3.2 Form of Certificate of Amendment to Articles of Incorporation submitted for filing
         3.3    Amended and Restated Bylaws of Huading Financial Networks, Inc.
         10.1   Share Exchange Agreement dated March 26, 2000 (2)
         10.2   Addendum to the Share Exchange Agreement dated June 12, 2002
         10.3 Comprehensive Service Agreement with Shenzhen Huading Financial TV & Broadcasting Co., Ltd. dated June 12, 2002, as amended
         21.1 The Company's subsidiaries consist of Huading Financial Network Ltd., a company incorporated under the laws of Hong
                Kong, and Huading Network Technology (Shenzhen) Co., Ltd., a company registered in Shenzhen, PRC
         99.1   Certification of President
         99.2   Certification of Chief Financial Officer

         (1) Previously filed with the Commission with its Form 10-SB dated September 10, 1999.
         (2) Previously filed with the Commission with its Schedule 14A dated April 26, 2000.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 1, 2002                  HUADING FINANCIAL NETWORKS, INC.
                                         a Nevada Corporation

                                         /s/ Li Shuzhong
                                         ________________________________
                                         Li Shuzhong,
                                         President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                      Date



/s/ Li Shuzhong                                 October 1, 2002
_____________________
Li Shuzhong


/s/ Li Haidong                                  October 1, 2002
_____________________
Li Haidong


/s/ Tian Aihua                                  October 1, 2002
_____________________
Tian Aihua


/s/ Shao Quan                                   October 1, 2002
_____________________
Shao Quan

                                                                    EXHIBIT 99.1

                                  CERTIFICATION


     I, Li Shuzhong, President of Huading Financial Networks, Inc. (the "Company"), certify that:

     1. I have reviewed the Company's annual report on Form 10-KSB for the year-ended December 31, 2000 ("Report");

     2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

     3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report.


                                              /s/ Li Shuzhong
Date:  October 1, 2002                        __________________________________
                                              Li Shuzhong, President

                                                                    EXHIBIT 99.2

                                  CERTIFICATION


     I, Li Haidong, Chief Financial Officer of Huading Financial Networks, Inc. (the "Company"), certify that:

     1. I have reviewed the Company's annual report on Form 10-KSB for the year-ended December 31, 2000 ("Report");

     2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

     3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report.


                                             /s/ Li Haidong
Date:  October 1, 2002                       -----------------------------------
                                             Li Haidong, Chief Financial Officer

Huading Financial Networks, Inc.
Combined Financial Statements
As of and for the years ended December 31, 2001
and 2000 and for the period from November 1, 1999
(inception) to December 31, 1999

                     INDEX TO COMBINED FINANCIAL STATEMENTS









                                                                           Page
                                                                           ----


Report of Independent Certified Public Accountants                          F-3

Combined Balance Sheets as of December 31, 2001 and 2000                    F-4

Combined Statements of Operations for the years ended

  December 31, 2001 and 2000 and the period from November 1, 1999

  (inception) to December 31, 1999                                          F-5

Combined Statements of Stockholders' Equity for the years

  ended December 31, 2001 and 2000 and the period from

  November 1, 1999 (inception) to December 31, 1999                         F-6

Combined Statements of Cash Flows for the years ended

  December 31, 2001 and 2000 and the period from November 1, 1999

  (inception) to December 31,1999                                           F-7

Notes to Combined Financial Statements                                      F-8






                      (EXPRESSED IN UNITED STATES DOLLARS)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



BOARD OF DIRECTORS AND STOCKHOLDERS

HUADING FINANCIAL NETWORKS, INC.



We have audited the accompanying combined balance sheets of Huading Financial Networks, Inc., Huading Financial Networks Limited and its subsidiary Huading Network Technology (Shenzhen) Limited (collectively the "Company") as of December 31, 2001 and 2000, and the related combined statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2001 and the period from November 1, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Company as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001 and the period from November 1, 1999 (inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying combined financial statements have been presented assuming that the Company will continue as a going concern. As discussed in Note 2 to the combined financial statements, the Company has incurred significant losses from operations and has not generated cash from operations since its inception. In addition, as of December 31, 2001, the Company has negative working capital of approximately $2.3 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The combined financial statements do not contain any adjustments that might result from the outcome of this uncertainty.


/S/ GRANT THORNTON

Hong Kong
May 8, 2002, except for paragraphs 5 and 6 of note 1and note 12(d) as to which the date is June 14, 2002 and note 13 as to which the date is September 13, 2002

                        HUADING FINANCIAL NETWORKS, INC.

                             COMBINED BALANCE SHEETS

                         AS OF DECEMBER 31 2001 and 2000



                                                    2001             2000
                                                    ----             ----
ASSETS                                                $                $
                                                      -                -

CURRENT ASSETS
   Cash                                           68,955          127,967

PROPERTY AND EQUIPMENT, net                      261,317          357,529

OTHER ASSETS                                      38,704            9,291
                                                 -------          -------

TOTAL ASSETS                                     368,976          494,787
                                                 =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Other payables and accrued expenses           246,685          135,259
   Amounts due to related parties              2,191,055        1,213,997
                                               ---------        ---------
   Total current liabilities                   2,437,740        1,349,256

COMMITMENTS                                            -                -

STOCKHOLDERS' EQUITY
   Common stock, par value $0.001 per
   share, authorized 75,000,000 shares,
   issued and outstanding 13,200,000
   shares at December 31, 2001 and 2000           13,200           13,200
   Additional paid-in capital                    686,800          686,800
   Accumulated deficit                        (2,768,764)      (1,554,469)
                                              -----------      -----------

TOTAL STOCKHOLDERS' EQUITY                    (2,068,764)        (854,469)
                                              -----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       368,976          494,787
                                                 =======          =======





The accompanying notes are an integral part of these financial statements.

                        HUADING FINANCIAL NETWORKS, INC.

                        COMBINED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
        THE PERIOD FROM NOVEMBER 1, 1999 (INCEPTION) TO DECEMBER 31, 1999
        -----------------------------------------------------------------



                                                             2001               2000               1999
                                                             ----               ----               ----
                                                                $                  $                  $
                                                                -                  -                  -

General and administrative expenses                    (1,197,231)        (1,378,585)          (110,486)
                                                       -----------        -----------          ---------
   OPERATING LOSS                                      (1,197,231)        (1,378,585)          (110,486)

Other income (expense)
   Others                                                   1,715             17,759                  -
   Interest expense                                       (18,779)           (83,157)                 -
                                                          --------           --------           --------
                                                          (17,064)           (65,398)                 -

Net loss before income taxes                           (1,214,295)        (1,443,983)          (110,486)

Provision for income taxes                                      -                  -                  -
                                                       -----------        -----------          ---------
  NET LOSS                                             (1,214,295)        (1,443,983)          (110,486)
                                                       ===========        ===========          =========

Basic and diluted loss per common share:                    (0.09)             (0.26)                 -
                                                       ===========        ===========          =========

Weighted   average  common  shares   outstanding
   basic and diluted                                   13,200,000          5,583,333                  -
                                                       ==========          =========           =========




The accompanying notes are an integral part of these financial statements.

                        HUADING FINANCIAL NETWORKS, INC.

                   COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
       THE PERIOD FROM NOVEMBER 1, 1999 (INCEPTION) TO DECEMBER 31, 1999
       -----------------------------------------------------------------




                                                     Common        Common    Additional      Accumulated         Total
                                                      Stock         Stock       Paid-in          Deficit
                                                                                Capital
                                                     Shares             $             $               $             $

Balance at November 1, 1999                               -             -             -               -             -

Net loss                                                  -             -             -        (110,486)     (110,486)
                                                --------------------------  -------------   ------------     ---------

Balance at December 31, 1999                              -             -             -        (110,486)     (110,486)

Recapitalization of Company resulting from
the share exchange and related common
stock issued                                     12,500,000        12,500       (12,500)              -             -

Issuance of common stock in private placements      700,000           700       699,300               -       700,000

Net loss                                                  -             -             -      (1,443,983)   (1,443,983)
                                                 ----------        ------       --------     -----------   -----------

Balance at December 31, 2000                     13,200,000        13,200       686,800      (1,554,469)     (854,469)

Net loss                                                  -             -             -      (1,214,295)   (1,214,295)
                                                 ----------        ------       --------     -----------   -----------

Balance at December 31, 2001                     13,200,000        13,200       686,800      (2,768,764)   (2,068,764)
                                                 ==========        ======       =======      ==========    ==========












The accompanying notes are an integral part of these financial statements.

                        HUADING FINANCIAL NETWORKS, INC.

                        COMBINED STATEMENTS OF CASH FLOWS

          FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND THE PERIOD
             FROM NOVEMBER 1, 1999 (INCEPTION) TO DECEMBER 31, 1999
          -------------------------------------------------------------




                                                             2001               2000               1999
                                                             ----               ----               ----
                                                                $                  $                  $
                                                                -                  -                  -

(Decrease) Increase in cash

Cash flows from operating activities:
   Net loss                                            (1,214,295)        (1,443,983)          (110,486)

   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:-

     Depreciation and amortization                        108,014             58,799              3,875

     Change in assets and liabilities:
       Increase in other assets                           (29,413)            (9,291)                 -
       Increase in amount due to related parties          977,058          1,076,103            137,894
       Increase  in other  payables  and accrued
       expenses                                           111,426            135,259                  -
                                                       ----------         -----------           --------

         Net  cash   provided   by   (used   in)
         operating activities                             (47,210)          (183,113)            31,283

Cash flows from investing activities:
   Purchases of property and equipment                    (11,802)          (388,920)           (31,283)
                                                       -----------        -----------          ---------

Cash flows from financing activities:
   Proceeds  from  issuance  of common  stock in
   private placements                                           -            700,000                  -
                                                       -----------        -----------          ---------

Net increase (decrease) in cash                           (59,012)           127,967                  -

Cash at beginning of the period                           127,967                  -                  -
                                                       -----------        -----------          ---------

Cash at end of the period                                  68,955            127,967                  -
                                                       ===========        ===========          =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                              18,779             83,157                  -
                                                       ===========        ===========          =========
     Income taxes                                               -                  -                  -
                                                       ===========        ===========          =========



The accompanying notes are an integral part of these financial statements.

                        HUADING FINANCIAL NETWORKS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000, AND 1999


1.   HISTORY, ORGANIZATION AND SHARE EXCHANGE

     Based in Shenzhen, People's Republic of China (PRC), Huading Financial Networks, Inc. (the "Company" or "Huading") was established as a separate, unincorporated, division (the "Huading Division") of Huading Financial Information Holdings Co. Ltd. ("Huading Holdings") on November 1, 1999.

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

     In March 2000, Huading Hong Kong and all of its shareholders executed a share exchange whereby all of the issued and outstanding shares of Huading Hong Kong were to be exchanged for 10 million shares of common stock of Centrock Incorporated ("Centrock"), a Nevada corporation, with shares listed on the OTC Bulletin Board, but with no material operations and $200,000 in cash. As stipulated in the share exchange agreement Centrock raised the $200,000 immediately prior to the share exchange by the issuance of 200,000 shares of Centrock stock at $1 a share. In May 2000, Centrock's shareholders approved the share exchange. Simultaneously with their approval of the share exchange, the Company's shareholders approved the change of the Company's name from Centrock Incorporated to Huading Financial Networks, Inc. In July 2000, Centrock issued the 10 million shares to and the shareholders of Huading Hong Kong placed their shares in escrow for the benefit of Centrock. However, certain significant actions were not completed resulting in a delay in the closing of the transaction. The significant incomplete actions included: Centrock did not cancel 5 million shares and Huading Hong Kong's shares were not delivered to the Company. In June 2002, the Company entered into an addendum to the original share exchange agreement, which stipulated that the aforementioned incomplete actions would be completed immediately. The share exchange closed on June 14, 2002.

     Although the share exchange was not closed until June 14, 2002, the financial statements have reflected the share exchange as if it had occurred on the date Centrock's shareholders approved the transaction. The Company's management believes that this treatment reflects the true substance of the transaction and the nature of the Company's operations. In addition, although the Company has not taken possession of Huading Hong Kong's stock, the Company is the legal beneficial owner of the shares.

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

     As required by U.S. Securities and Exchange Commission, Regulation S-B, the financial statements include the operations of Huading Division as if it was a separate legal entity for the period ended December 31, 1999.


2.   DESCRIPTION OF BUSINESS, LIQUIDITY, AND SUBSEQUENT EVENT

     Currently the Company provides free financial news and information to users of chinahd.com, the Company's Chinese language website. The website's users principally reside in the PRC. The Company's revenue model calls for the sale of website advertising.

     The Company has incurred significant operating losses and has neither earned revenue nor received cash from operations since its inception. In addition, as of December 31, 2001, the Company has negative working capital of approximately $2.3 million. These factors raise substantial doubt about the Company' ability to continue as a going concern. The combined financial statements do not contain any adjustment that might result from the outcome of this uncertainty.

     Currently the Company's operations are funded primarily through advances from related companies (see note 12(b)). The Company's revised business model calls for the Company to earn revenues from traditional forms of media, such as television programs. Specifically in June 2002 Huading Network entered into a Comprehensive Service Agreements ("CSA") with Shenzhen Huading Financial TV & Broadcasting Co., Ltd. ("Huading TV"), a related company incorporated in the PRC, for the provision of television related services (see note 12(d)). The Company's revised business model has yet to be put into operation and there can be no assurances that the plan will prove successful. In addition, the Company is required to obtain $5 million in registered capital for Huading Network (see note 8). As stipulated in the CSA, Huading TV would be allowed to terminate the CSA if Huading Network's business license is revoked due to the Company's failure to inject the registered capital and Huading Network fails to assign the CSA to another wholly foreign owned enterprise of the Company in the PRC. Also under the CSA, Huading TV could terminate the agreement if the Company does not raise at least $1 million by December 31, 2002. The termination of the CSA could adversely impact the Company's ability to earn revenues from the television business.

     As a result of the share exchange, the Company is required to pay Hong Kong stamp duty (see note 9). The Company anticipates paying the stamp duty payable by December 31, 2002. The stamp duty paid could amount to $1,237,500.

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Principles of Combination

          The accompanying combined financial statements include the accounts of Huading Financial Networks, Inc., incorporated in the United States of America, and Huading Financial Networks Limited, incorporated in Hong Kong and its wholly owned subsidiary Huading Network Technology (Shenzhen) Limited, incorporated in the PRC. The companies are combined, as the Company is the legal beneficial owner of Huading Hong Kong. All significant inter-company accounts and transactions have been eliminated in combination.

     (b)  Revenue Recognition

          To date the Company has not earned revenue. Currently the Company's potential revenue producing activities primarily relate to the sale of banner advertisements. Banner advertisement revenues are recognized as "impressions" as delivered or ratably over the contract period, where applicable, and when collection of the resulting receivable is reasonably assured. "Impressions" are defined by the Company as the number of website hits. Had the Company earned revenue from banner advertising, the Company would recognize the revenue on these arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements."

     (c)  Barter Transactions

          Periodically, the Company engages in barter transactions for banner advertisements. The Company has adopted Emerging Issues Task Force Issue No. 99-17 ("EITF 99-17"), "Accounting for Advertising Barter Transactions," which requires advertising barter transactions to be valued based on similar cash transactions that have occurred within six months prior to the barter transaction. The Company has not yet sold banner advertising for cash. Therefore, during each of the periods ending December 31, 2001, 2000, and 1999 the Company delivered approximately 116.6 million, 58.1 million and NIL impressions, respectively, under barter arrangements where fair value was not determinable under EITF 99-17 and, accordingly, revenue was not recognized.

     (c)  Advertising

          The  Company   advertises  on  other  companies  websites  via  barter
          transactions, which do not result in expenses.

     (d)  Cash and Cash Equivalents

          The Company considers all highly liquid investments with maturity, at date of purchase, of three months or less to be cash equivalents.

     (e)  Property and Equipment

          Property  and  equipment  is  recorded  at  cost.   Depreciation   and
          amortization are provided for using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years.

          Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts and any gain or loss on such disposition is reflected in the statement of operations. Expenditures for repairs and maintenance are charged to operations as incurred.

          Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

     (f)  Capitalized Software Costs

          Computer software developed for internal use is amortized in accordance with Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company expenses all costs related to the development of internal-use software other than those incurred during the application development stage. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software (three years). Capitalizable website development costs were immaterial as of December 31, 2001 and 2000.

     (g)  Financial Instruments

          The carrying value of the Company's financial instruments approximates their fair value based on their short-term nature.

     (h)  Income Taxes

          Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which the deferred tax assets or liabilities are expected to be settled or realized. Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the rate change is enacted.

     (i)  Loss per share

          The Company accounts for loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which requires companies to present basic earnings per share and diluted earnings per share (EPS). Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the periods. Diluted net loss per common share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the period. For the years ended December 31, 2001 and 2000 there were no potentially dilutive shares.

     (j)  Segment Reporting

          The Company accounts for its segments pursuant to Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information." Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that it is used internally for evaluating the segment performance. The Company believes it operates in only one segment.

     (k)  Use of Estimates

          The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     (l)  Operating leases

          Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Annual rentals applicable to such operating leases are charged to the statement of earnings on a straight-line basis over the lease term.

     (m)  Foreign Currency Adjustments

          The Company's functional currency is the Renminbi Yuan (RMB). The financial position and results of operations of the Company is measured using its functional currency. Expenses of the Company have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments, if material, are recorded directly as a separate component of stockholders' equity. For the years ended December 31, 2001 and 2000 and the period from November 1, 1999 (inception) to December 31, 1999, the foreign currency translation adjustment was immaterial.

          Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains and losses included in operations were immaterial for the years ended December 31, 2001 and 2000 and the period from November 1, 1999 (inception) to December 31,1999.

     (n)  New Accounting Pronouncements

          On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

            o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

            o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

            o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives would no longer be subject to amortization.

            o Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

          In August 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which among other things, establishes one accounting model for long-lived assets to be disposed of by sale. SFAS No. 144 is effective for financial statements issued for years beginning after December 15, 2001, and interim periods within those financial statements, early application is encouraged.

          The adoption of SFAS Nos. 141, 142, and 144 is not expected to have a material effect on the Company's financial position or operating results.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at:

                                                                                    December 31,
                                                                               2001              2000
                                                                               ----              ----
                                                                                  $                 $
                                                                                  -                 -

        Leasehold improvements                                              185,155           185,155
        Office equipment                                                     46,487            45,046
        Computer equipment                                                  200,364           190,003
                                                                          ---------          --------
                                                                            432,006           420,204
        Accumulated depreciation and amortization                          (170,689)          (62,675)
                                                                          ----------         ---------
                                                                            261,317           357,529
                                                                          ==========         =========

     Depreciation and amortization of property and equipment amounted to $108,014, $58,799, and $3,875 for the years ended December 31, 2001 and 2000 and the period from November 1, 1999 (inception) to December 31, 1999, respectively.


5.   OTHER ASSETS

     Other assets consists of the following at:

                                                                                    December 31,
                                                                               2001              2000
                                                                               ----              ----
                                                                                  $                 $
                                                                                  -                 -

        Advances to staff                                                    21,046                 -
        Deposits and others                                                  17,658             9,291
                                                                             ------             -----
                                                                             38,704             9,291
                                                                             ======             =====


6.   OTHER PAYABLES AND ACCRUED EXPENSES

     Other payables and accrued expenses consist of the following at:

                                                                                    December 31,
                                                                               2001              2000
                                                                               ----              ----
                                                                                  $                 $
                                                                                  -                 -

        Director fee                                                        144,923            20,000
        Professional fees                                                    50,500            23,000
        Salaries and related expenses                                        15,594            41,940
        Leasehold improvement                                                 7,217            39,861
        Others                                                               28,451            10,458
                                                                            -------          --------
                                                                            246,685           135,259
                                                                            =======          ========



7.   INCOME TAXES

     The Company has not had taxable earnings for each of the years ended December 31, 2001 and 2000 and the period from November 1, 1999 (inception) to December 31, 1999.

     The reconciliation between the actual income tax expense and income tax computed by applying the statutory income tax rates to earnings before provision for income taxes for the years ended December 31, 2001 and 2000 and the period from November 1, 1999 (inception) to December 31, 1999 is as follows.

                                                             2001              2000              1999
                                                             ----              ----              ----
                                                                $                 $                 $
                                                                -                 -                 -

        Tax benefit at statutory rates of 34%             412,860           490,954                 -
        Permanent differences                                   -                 -                 -
        Increase in valuation allowances                 (412,860)         (490,954)                -
                                                         --------          --------             -----
        Provision for income taxes                              -                 -                 -
                                                         ========          ========             =====

        Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                             2001              2000
                                                             ----              ----
                                                                $                 $
                                                                -                 -

        Net operation loss carry forwards                 412,860           490,954

        Less valuation allowance                         (412,860)         (490,954)
                                                         --------          --------
                                                                -                 -
                                                         ========          ========

        The Company has established a 100% valuation allowance due to the uncertainty of future utilization of net operating loss carry forwards. At December 31, 2001 the Company had operating loss carry forwards of approximately $903,814, which expire through 2021. Utilization of these carryforwards is dependent on future income that is taxable in the United States of America.


8.   REGISTERED CAPITAL

     The articles of association of Huading Network, a wholly foreign owned enterprise (WFOE) under PRC law, provide that the Company is to have registered capital in the amount of $5 million. The $5 million in cash must be contributed to Huading Network by December 31, 2002. As of June 2002, $480,000 has been contributed to Huading Network. Under PRC law, if the registered capital amount is not amended, or the due date is not extended, or the remaining $4.52 million is not contributed by December 31, 2002, Huading Network's business license could be revoked. The Company is attempting to amend Huading Network's articles of association to reduce the registered capital from $5 million to $1.4 million. The amendments require the approval of the relevant original approving authority. If the Company is unable to amend the articles of association by December 31, 2002, the Company will request a one-year extension from the relevant authority. It is not known whether the Company will be able to successfully amend the articles of association or be granted an extension of time. If Huading Network's license is revoked, it will be unable to conduct business in the PRC, in addition, Huading TV could terminate the Comprehensive Service Agreement (CSA) (see note 12(d)).

9.   CONTINGENCIES

     As a result of the share exchange between Huading Hong Kong and Centrock (see note 1), the Company is required to pay Hong Kong stamp duty. The amount of the stamp duty is calculated based on a percentage of consideration received for the Huading Hong Kong shares (i.e. the value of the 10 million Centrock shares). The Company believes that the share exchange was completed in June 2002, when the Company's stock price was trading at $0.04 a share, resulting in a stamp duty of approximately $800. However, it is reasonably possible that the Hong Kong Inland Revenue Department could deem the share exchange to have been completed in May 2000; the date the share exchange was approved by Centrock's shareholders. As the Company's stock price was trading at $5.00 a share on the date of shareholder approval, the stamp duty could approximate US$112,500. In addition, if the Hong Kong Inland Revenue Department deem the share exchange to have occurred in May 2000, the authorities could assess a late penalty not to exceed ten times the duty. Hence, the Company's total duty and penalties could aggregate to approximately $1,237,500. The Company's management believes that if the Hong Kong Inland Revenue Department deem the transaction to have occurred in May 2000, that the maximum penalty of ten times the duty would not be assessed, however, at this time the Company is unable to reasonably estimate the amount of duty it will eventually pay. The Company anticipates that it will pay the stamp duty by December 31, 2002.


10.  COMMITTMENTS

     The Company leases office premises under long-term lease agreements. The following is a schedule of future minimum lease payments for non-cancellable operating leases (with initial terms in excess of one year) as of December 31, 2001:

                                                                     $
                                2002.................           62,101
                                2003.................           16,638
                                                                ------
                         Total minimum lease payments           78,739
                                                                ======

     Total rent expense under operating leases was approximately $135,949, $170,100, and $4,201 for the years ended December 31, 2001 and 2000 and the period from November 1, 1999 (inception) to December, 31, 1999, respectively.


11.  LITIGATION

     From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

12.  RELATED PARTY TRANSACTIONS

     (a) The following describes the Company's significant related parties:

                      Related Parties                    Relationship          Transactions

        Huading Financial Information Holdings Co.   o  17.05% Shareholder     o  Advances to the Company
        Ltd.
                                                     o  Similar                o  Provides the Company
                                                        management/ board         with financial information
                                                                                  without charge

                                                                               o  Chinahd.com service
                                                                                  agreement (note 12(c))

        Huading Financial TV& Broadcasting Co.       o  Affiliate via similar  o  Advances to the Company
        Ltd.                                            minority shareholders
                                                                               o  CSA agreement (note
                                                     o  Similar                   12(d))
                                                        management/ board

        Huading Market Information Co. Ltd.          o  Affiliate via          o  Advances to the Company
                                                        partially owned and
                                                        controlled by          o  Provides the Company
                                                        Huading Holdings          with financial data
                                                                                  without charge

        Mr. Yeung Ning                               o  Management of          o  Advances to the Company
                                                        Huading Holdings

        Shenzhen Golden Harvestment Co. Ltd.         o  6.82% Shareholder      o  Advances to the Company

                                                     o  Majority owned by
                                                        one of the Company's
                                                        officers

                                                     o  Similar board

        Xinhua News Agency                           o  Affiliate via 100%     o  Oral agreement to provide
                                                        ownership of China        the Company with news
                                                        Securities Daily          and information for
                                                        which is a                $1,300 a year
                                                        shareholder of
                                                        Huading Holdings

        China Securities Daily                       o  Affiliate via being    o  Oral agreement to provide
                                                        a shareholder of          the Company with
                                                        Huading Holdings          financial information for
                                                                                  $600 a month
                                                     o  Similar management

     (b) The Company has the following payables due to related parties at December 31:

                                                                               2001              2000
                                                                               ----              ----
                                                                                  $                 $
                                                                                  -                 -

        Huading Financial Information Holdings Co. Ltd.                     785,410           769,752
        Huading Financial TV & Broadcasting Co. Ltd.                        310,597           286,943
        Huading Market Information Co. Ltd.                                 102,841                 -
        Mr. Yeung Ning                                                      163,351            60,501
        Shenzhen Golden Harvestment Co. Ltd.                                828,856            96,801
                                                                          ---------         ---------
                                                                          2,191,055         1,213,997
                                                                          =========         =========

          o Amounts due to Huading Market Information Co. Ltd., Mr. Yeung Ning and Shenzhen Golden Harvestment Co. Ltd are interest free, unsecured and have no fixed repayment terms.

          o Amount due to Huading Financial Information Holdings Co. Ltd. bears interest at 0% and 10% for the years ended December 31, 2001 and 2000, respectively, is unsecured and has no fixed repayment terms.

          o Amount due to Huading Financial TV& Broadcasting Co. Ltd. bears interest at 6.435% and 10% for the years ended December 31, 2001 and 2000, respectively, is unsecured and has no fixed repayment terms.

          The Company incurred the following interest expense related to advances from related parties for the periods ended December 31:

                                                             2001              2000          1999
                                                             ----              ----          ----
                                                                $                 $             $
                                                                -                 -             -

        Huading Financial
          Information Holdings Co. Ltd.                         -            66,898             -
        Huading Financial
          TV & Broadcasting Co. Ltd.                       18,779            16,259             -
                                                           ------            ------          ----
                                                           18,779            83,157             -
                                                           ======            ======          ====


     (c)  Chinahd.com Service Agreement

          In March 2000, the Company entered into a service agreement with Huading Holdings for the transfer of the rights to the chinahd.com website to the Company. Under the terms of the agreement, the Company receives the unlimited right to use the website for an initial term of three years, with a right to extend the agreement for an additional three year period. Huading Holdings receives no cash or other compensation.

     (d)  Huading TV Comprehensive Service Agreement

          In June 2002, Huading Network entered into a comprehensive service agreement (CSA) with Huading TV, a related company. Under the CSA, the Company will provide Huading TV with ancillary services such as television production facilities, equipment, support staff, technical service and software to allow Huading TV to produce and operate the television programs in exchange for compensation for services rendered and a royalty fee of 80% of the earnings, before interest, taxes, depreciation and amortization (EBITDA). The agreement defines EBITDA as net income plus interest, tax, and depreciation and amortization expenses; all components of the EBITDA calculation are to be in accordance with U.S. generally accepted accounting principles (GAAP). The remaining 20% is distributed to the shareholders of Huading TV. In addition, Huading TV's shareholders have agreed to negotiate to transfer up to 80% of the ownership of Huading TV to the Company when foreign ownership of television companies is permitted under PRC law. The term of the CSA is for 20 years, with an option of subsequent renewals of ten years each. Among other provisions, the CSA stipulates that either party can terminate the agreement with 60 days notice under the following circumstances:

               o If Huading  Network's  business  license is revoked  due to the
                 Company's failure to inject the registered capital and Huading Network fails to assign the CSA to another wholly foreign owned enterprise in the PRC (see note 8),

               o The  Company is unable to raise a least $1 million by  December
                 31, 2002.

13.  SUBSEQUENT EVENT

     In June 2002, and as amended in September 2002, the Company entered into a memorandum of understanding (MOU) with Softbank Investment International (Strategic) Limited ("Softbank") to acquire 10% of the outstanding shares of Morningstar, that are currently owned by Softbank, in exchange for a to be determined percentage of the Company's common stock. The MOU can be terminated by either party with 10 days prior written notice.

Exhibit 3.2

                           CERTIFICATE OF AMENDMENT TO
            ARTICLES OF INCORPORATION FOR NEVADA PROFIT CORPORATIONS
          (Pursuant to NRS 78.385 and 78.390 - After Issuance of Stock)
                             - Remit in Duplicate -

1.   Name of Corporation:


     Centrock Incorporated

2.   Article One is hereby amended to read as follows:


     The name of the corporation is Huading Financial Networks, Inc.

3. On May 16, 2000, the stockholders of the corporation held a special meeting to approve the name change from Centrock Incorporated to Huading Financial Networks, Inc.

4. The number of shares of the corporation outstanding and entitled to vote at the special meeting for the amendment to the Articles of Incorporation was 8,200,000; that the said change and amendment have been consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.

5.   Officer Signature:


___________________________                          __________________________
Li Shuzhong, President                               Li Haidong, Secretary

Exhibit 3.3










                              AMENDED AND RESTATED

                                    BYLAWS OF

                        HUADING FINANCIAL NETWORKS, INC.

                                TABLE OF CONTENTS


ARTICLE I.....................................................................1
   l.l.     Registered Office and Agent.......................................1
   1.2.     Other Offices.....................................................1
ARTICLE II....................................................................1
   2.3.     Place of Meeting..................................................1
   2.4.     Notice of Meetings................................................1
   2.5.     Waiver of Notice..................................................2
   2.6.     Organization......................................................2
   2.7.     Voting............................................................2
   2.8.     Stockholders Entitled to Vote.....................................2
   2.9.     Proxies...........................................................2
   2.10.    Quorum............................................................2
   2.11.    Absence of Quorum.................................................2
   2.12.    List of Stockholders..............................................3
   2.13.    Action by Stockholders Without a Meeting..........................3
   2.15.    Inspector of Election.............................................3
   2.16.    Nomination and Proposal...........................................4
ARTICLE III...................................................................5
   3.1.     Number and Term of Office.........................................5
   3.2.     Election of Directors.............................................5
   3.3.     Removal of Directors..............................................5
   3.4.     Vacancies and Newly Created Directorships.........................5
   3.5.     Resignations......................................................5
   3.6.     General Powers....................................................5
   3.7.     Annual Meetings...................................................6
   3.8.     Regular Meetings..................................................6
   3.9.     Special Meetings..................................................6
   3.10.    Notice............................................................6
   3.11.    Waiver of Notice..................................................6
   3.12.    Quorum............................................................6
   3.13.    Action by Directors or Committee Without Meeting..................6
   3.14.    Telephone / Electronic Meetings...................................7
   3.15.    Compensation......................................................7
   3.16.    Reliance on Accounts and Reports, etc.............................7
   3.17.    Presumption of Assent.............................................7
ARTICLE IV....................................................................7
   4.1.     How Constituted...................................................7
   4.2.     Proceedings, Quorum and Manner of Acting..........................8
   5.1.     Officers..........................................................8
   5.2      Election..........................................................8
   5.3.     Subordinate Officers..............................................8
   5.4.     Removal and Resignation...........................................8
   5.5.     Vacancies.........................................................8

   5.6.     Chairman of the Board.............................................9
   5.8.     President.........................................................9
   5.9.     Vice-Presidents...................................................9
   5.10.    Secretary.........................................................9
   5.11.    Assistant Secretaries............................................10
   5.12.    Chief Financial Officer (Treasurer)..............................10
   5.13.    Assistant Financial Officers.....................................10
   5.14.    Salaries.........................................................10
ARTICLE VI...................................................................10
   6.1.     Signatures.......................................................10
   6.2.     Certificates.....................................................11
   6.3.     Classes of Stock.................................................11
   6.4.     Consideration for Shares.........................................11
   6.5.     Transfer of Capital Stock........................................11
   6.6.     Registered Stockholders..........................................11
   6.7.     Transfer Agents and Registrars...................................12
   6.8.     Fixing or Determination of Record Date...........................12
   6.9.     Lost or Destroyed Certificates...................................12
ARTICLE VII..................................................................13
   7.1.     Checks, Drafts, etc..............................................13
   7.2.     Fiscal Year......................................................13
ARTICLE VIII.................................................................13
   8.1.     Action, Suites or Proceedings Other than by or in the
            Right of the Corporation.........................................13
   8.2.     Actions or Suits by or in the Right of the Corporation...........13
   8.3.     Indemnification of Successful Party..............................14
   8.4.     Determination of Right to Indemnification........................14
   8.5.     Advance of Costs, Charges and Expenses...........................14
   8.6.     Settlement.......................................................14
   8.7.     Other Rights; Continuation of Right to Indemnification...........15
   8.8.     Insurance........................................................15
   8.9.     Saving Clause....................................................15
   8.10.    Subsequent Legislation.................. ........................15
ARTICLE IX...................................................................15
   9.1.     Seal.............................................................15
   9.2.     Books and Records................................................16
   9.3.     Waivers of Notice................................................16
   9.4      Representation of Shares of Other Corporations...................16
   9.5.     Amendments.......................................................16

                              AMENDED AND RESTATED
                                    BYLAWS OF
                        HUADING FINANCIAL NETWORKS, INC.

                                    ARTICLE I

                                     OFFICES

     l.l. Registered Office and Agent. The principal office and resident agent of Huading Financial Networks, Inc., (the "Corporation") in Nevada shall be as designated by the Board of Directors from time to time.

     1.2. Other Offices. The Corporation may establish and maintain such other offices at such other places of business both within and without the State of Nevada as the Board of Directors may from time to time determine.

                                   ARTICLE II

                                  STOCKHOLDERS

     2.1. Annual Meetings. The annual stockholders' meeting for electing Directors and transacting other business shall be held at such time and place within or without the State of Nevada as may be designated by the Board of Directors in a resolution and shall be set forth in the notice of the meeting. Failure to hold any annual stockholders' meeting at the designated time shall not cause a forfeiture or dissolution of the Corporation.

     2.2. Special Meetings. Special meetings of the stockholders may be called by the Board of Directors, Chairman of the Board, if one be elected, by the President, or by any two Directors. Such request shall state the purpose or purposes of the proposed meeting. Business transacted at any special meeting of stockholders shall be limited to the purposes stated in the notice thereof.

     2.3. Place of Meeting. All stockholders' meetings shall be held at such place, within or without the State of Nevada as shall be fixed from time to time by resolution of the Board of Directors.

     2.4. Notice of Meetings. Written or printed notice stating the place, day and hour of the meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten
(10) or more than sixty (60) days before the date of the meeting, either personally or by mail, by or at the direction of the President, the Secretary or the officer or persons calling the meeting, to each stockholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the mail addressed to the stockholder at his or her address as it appears on the stock transfer books of the Corporation, with postage thereon prepaid.

     2.5. Waiver of Notice. Whenever any notice is required to be given to any stockholder of the Corporation under the provisions of any statute, the Articles of Incorporation or these Bylaws, a waiver thereof in writing signed by the person or persons entitled to such notice, whether before, at or after the time stated therein, shall be equivalent to the giving of such notice. Attendance of a stockholder at a meeting shall constitute a waiver of notice of such meeting, except when such stockholder attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened.

     2.6. Organization. Meetings of the stockholders shall be presided over by the Chairman of the Board, or if he or she is not present or one has not been elected, by the President, or if nether the Chairman of the Board nor the President is present, by a temporary chairman to be chosen by a majority of the stockholders entitled to vote who are present in person or by proxy at the meeting. The Secretary of the Corporation, or in his or her absence, an Assistant Secretary, shall act as secretary of every meeting, or if neither the Secretary nor any Assistant Secretary is present, by a temporary secretary to be chosen by a majority of the stockholders entitled to vote who are present in person or by proxy at the meeting.

     2.7. Voting. Except as otherwise specifically provided by the Articles of Incorporation, these Bylaws or by statute, all matters coming before any meeting of stockholders shall be decided by a vote of the majority of the votes cast. The stockholders' vote may be by voice vote or by ballot as determined by the board of directors.

     2.8. Stockholders Entitled to Vote. Each stockholder of the Corporation shall be entitled to vote, in person or by proxy, each share of stock standing in his or her name on the books of the Corporation on the record date fixed or determined pursuant to Section 6.8 hereof.

     2.9. Proxies. The right to vote by proxy shall exist only if the instrument authorizing such proxy to act shall have been executed in writing by the stockholder or by his or her attorney-in-fact duly authorized in writing. Such proxy shall be filed with the Secretary of the Corporation before or at the time of the meeting. No proxy shall be valid after six months from the date of its execution, unless otherwise provided in the proxy.

     2.10. Quorum. The presence at any stockholders' meeting, in person or by proxy, of the record holders of shares aggregating more than fifty percent (50%) the number of shares entitled to vote at the meeting shall be necessary and sufficient to constitute a quorum for the transaction of business. The stockholders present at the stockholders meeting, for which a quorum exists, may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

     2.11. Absence of Quorum. In the absence of a quorum at any stockholders' meeting, a majority of the total number of shares entitled to vote at the meeting and present there at, in person or by proxy, may adjourn the meeting for a period not to exceed sixty (60) days at any one adjournment. Notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. Any business that might have been transacted at the meeting originally called may be transacted at any such adjourned meetings at which a quorum is present.

     2.12. List of Stockholders. The officer or agent having charge of the stock transfer books for shares of the Corporation shall make, at least ten (10) days before each meeting of stockholders, a complete current list of the stockholders entitled to vote at such meeting or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each, which list, for a period of ten (10) days prior to such meeting, shall be kept on file at the principal office of the Corporation, whether within or without the State of Nevada, and shall be subject to the inspection of any stockholder during the whole time of the meeting. The original stock transfer books shall be prima facie evidence as to who are the stockholders entitled to examine such list or transfer books or to vote at any meeting of stockholders. Failure to comply with the requirements of this Section 2.12 shall not affect the validity of any action taken at such meeting of stockholders.

     2.13. Action by Stockholders Without a Meeting. Any action required to be taken at a meeting of the stockholders of the Corporation or any action which may be taken at such a meeting, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by a majority of the stockholders entitled to vote with respect to the subject matter thereof, except that if a different proportion of voting power is required for such action at a meeting, then that proportion of written consents is required. Such consents shall have the same force and effect as a vote in person of the stockholders of the Corporation. A consent shall be sufficient for this Section 2.13 if it is executed in counterparts, in which event all of such counterparts, when taken together, shall constitute one and the same consent.

     2.15. Inspector of Election. Before any meeting of stockholders, the Board of Directors may appoint any persons other than nominees for office to act as inspectors of election at the meeting or its adjournment. If inspectors of election are not so appointed, the chairman of the meeting may appoint inspectors of election at the meeting. The number of inspectors shall be either one (1) or three (3). If inspectors are appointed at a meeting on the request of one or more stockholders or proxies, the holders of a majority of shares or their proxies present at the meeting shall determine whether one (1) or three
(3) inspectors are to be appointed. If any person appointed as inspector fails to appear or fails or refuses to act, the chairman of the meeting may, and upon the request of any stockholder or a stockholder's proxy shall, appoint a person to fill that vacancy.

     These inspectors shall:

               (a) Determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, and the authenticity, validity and effect of proxies;

               (b) Receive votes, ballots or consents;

               (c) Hear and determine all challenges and questions in any way arising in connection with the right to vote;

               (d) Count and tabulate all votes or consents;

               (e) Determine when the polls shall close;

               (f) Determine the result; and

               (g) Do any other acts that may be proper to conduct the election or vote with fairness to all stockholders.

     2.16. Nomination and Proposal. Nomination of persons for election to the Board of Directors and the proposal of business to be considered by the stockholders may be made at any meeting of the stockholders only (a) pursuant to the corporation's notice of meeting, (b) by or at the direction of the Board of Directors or (c) by any stockholder of the corporation who was a stockholder of record at the time of giving notice provided for in these bylaws, who is entitled to vote at the meeting and who complies with the notice procedures set forth in this Section 2.16. For Nomination or other business to be properly brought before a stockholders meeting by a stockholder pursuant to clause (c) of the preceding sentence, the stockholder must have given timely notice thereof in writing to the secretary of the Corporation and such other business must otherwise be a property matter for stockholder action. To be timely, a stockholder's notice shall be delivered to the secretary at the principal executive office of the corporation not later than the close of business on the 60th day nor earlier than the close of business on the ninetieth (90th) day prior to the meeting, however, that in the event that less than seventy (70) days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business of the tenth (10th) day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made. In no event shall the public announcement of an adjournment of a stockholders meeting commence a new time period for the giving of a stockholder's notice as described above. Such stockholder's notice shall set forth (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (or any successor thereto) and Rule 14a-11 thereunder (or any successor thereto), and such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected; (b) as to any other business that the stockholder proposes to bring before the meeting, a reasonably detailed description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made; and (c) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (i) the name and address of such stockholder, as they appear on the Corporation's books, and of such beneficial owner, and (ii) the class and number of shares of the Corporation which are owned beneficially and of record by such stockholder and such beneficial owner. Notwithstanding any provision herein to the contrary, no business shall be conducted at a stockholders meeting except in accordance with the procedures set forth in this
Section 2.16.

                                   ARTICLE III

                               BOARD OF DIRECTORS

     3.1. Number and Term of Office. The Board of Directors of the Corporation shall consist of not less than one (1) nor more than seven (7) Directors, as determined by the Board of Directors of the Corporation. Each Director (whenever elected) shall hold office until his or her successor shall have been elected and qualified unless he or she shall resign or his or her office shall become vacant by his or her death or removal. Directors need not be residents of the State of Nevada or stockholders of the Corporation.

     3.2. Election of Directors. Except as otherwise provided in Sections 3.3 and 3.4 hereof and except as otherwise provided in the Articles of Incorporation, the Directors shall be elected annually at the annual stockholders' meeting for the election of Directors. The persons elected as Directors shall be those nominees, equal to the number then constituting the Board of Directors, who shall receive the largest number of affirmative votes validly cast at such election by the holders of shares entitled to vote therefor. Failure to annually re-elect Directors of the Corporation shall not affect the validity of any action taken by a Director who shall have been duly elected and qualified and who shall not, at the time of such action, have resigned or been removed from his or her position as a Director of the Corporation.

     3.3. Removal of Directors. At a meeting called expressly for that purpose, any Director or the entire Board of Directors may be removed, with or without cause, by a vote of the holders of the majority of the shares then entitled to vote at an election of Directors.

     3.4. Vacancies and Newly Created Directorships. Any vacancy occurring in the Board of Directors may be filled by the affirmative vote of a majority of the remaining Directors though less than a quorum of the Board of Directors. A Director elected to fill a vacancy shall be elected for the unexpired term of his or her predecessor in office and until his or her successor shall have been elected and qualified. Any number of Directors shall be filled by the affirmative vote of a majority of the Directors then in office or by an election at an annual meeting of a special meeting of the stockholders called for that purpose. A Director chosen to fill a position resulting from an increase in the number of directors shall hold such position until the next annual meeting of stockholders and until his or her successor shall have been elected and qualified.

     3.5. Resignations. Any Director may resign at any time by mailing or delivering or by transmitting by facsimile, telegram or cable written notice of his or her resignation to the Board of Directors of the Corporation at the Corporation's principal office or its registered office in the State of Nevada or to the President, the Secretary, or any Assistant Secretary of the Corporation. Any such resignation shall take effect at the time specified therein or if no time be specified, then at the time of receipt thereof.

     3.6. General Powers. The business of the Corporation shall be managed by the Board of Directors, which may exercise all such powers of the Corporation and do all such lawful acts and things that are not by statute or by the Articles of Incorporation or by these Bylaws directed or required to be exercised or done by the stockholders.

     3.7. Annual Meetings. The annual meeting of the Board of Directors for electing officers and transacting other business shall be held immediately after the annual stockholders' meeting at the place of such meeting. Failure to hold any annual meeting of the Board of Directors of the Corporation at the designated time shall not cause a forfeiture or dissolution of the Corporation.

     3.8. Regular Meetings. The Board of Directors from time to time may provide by resolution for the holding of regular meetings and fix the time and place of such meetings. Regular meetings may be held within or without the State of Nevada. Notice of regular meetings need not be given, provided that notice of any change in the time or place of such meetings shall be sent promptly to each Director not present at the meeting at which such change was made.

     3.9. Special Meetings. Special meetings of the Board of Directors may be called by the Chairman of the Board, if one be elected, or by the President on two days' notice to each Director specifying the time and place (within or without the State of Nevada) of the meeting, and shall be called by the President or Secretary in like manner and on like notice on the written request of two (2) or more Directors.

     3.10. Notice. All notices to a Director required by Sections 3.7 or 3.9 hereof shall be addressed to him at his or her residence or usual place of business and may be given by mail, facsimile, e-mail, telegram, radiogram, cable or by personal delivery. No notice need be given of any adjourned meeting.

     3.11. Waiver of Notice. Whenever any notice is required to be given to any Director of the Corporation under the provisions of any statute or under the provisions of the Articles of Incorporation or these Bylaws, a waiver thereof in writing signed by the person or persons entitled to such notice, whether before, at or after the time stated therein, shall be equivalent to the giving of such notice. Attendance of a Director at a meeting of the Board of Directors shall constitute a waiver of notice of such meeting, except where a Director attends such a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any annual, regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.

     3.12. Quorum. At all meetings of the Board of Directors a majority of the whole Board of Directors shall constitute a quorum for the transaction of business and, except as may be otherwise specifically provided by statute or by the Articles of Incorporation or these Bylaws, the act of a majority of the Directors present at any meeting at which there is a quorum shall be the act of the Board of Directors. In the absence of a quorum the Directors present there may adjourn the meeting from time to time without notice other than announcement at the meeting, until a quorum is present.

     3.13. Action by Directors or Committee Without Meeting. Any action permitted to be taken at a meeting of the Directors of the Corporation or any committee thereof or any action which may be taken at such a meeting, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the Directors or members of the committee, as the case may be, entitled to vote with respect to the subject matter thereof such consent shall have the same force and effect as a unanimous vote of the Board of Directors or of the committee, as the case may be, of the Corporation. A consent shall be sufficient for this Section 3.13 if it is executed in counterparts, in which event all of such counterparts, when taken together, shall constitute one and the same consent.

     3.14. Telephone / Electronic Meetings. Any Director or any member of a committee may participate in a meeting of the Board of Directors or a committee, as the case may be, by means of a conference telephone, e-mail or other communications equipment by means of which all persons participating in such meeting can communicate with each other on a real-time basis, and such participation shall constitute the presence of such person at such meeting.

     3.15. Compensation. By resolution of the Board of Directors, any Director may be paid any one or more of the following: his or her expenses, if any, of attendance at meetings; a fixed sum for attendance at meetings; or a stated salary as Director. Nothing herein contained shall be construed to preclude any Director from serving the Corporation in any capacity as an officer, employee, agent or otherwise, and receiving compensation therefore.

     3.16. Reliance on Accounts and Reports, etc. A Director, or a member of any committee designated by the Board of Directors, in the performance of his or her duties, shall be fully protected in relying in good faith upon the books of account or reports made to the Corporation by any of its officers, or by an independent certified public accountant, or by an appraiser selected with reasonable care by the Board of Directors or by any such committee, or in relying in good faith upon other records of the Corporation.

     3.17. Presumption of Assent. A Director of the Corporation who is present at a meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his or her dissent shall be entered in the minutes of the meeting or unless he or she shall file his or her written dissent to such action with the person acting as the Secretary of the meeting before the adjournment thereof, or shall forward such dissent by registered or certified mail to the Secretary of the Corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a Director who voted in favor of such action.

                                   ARTICLE IV

                                   COMMITTEES

     4.1. How Constituted. The Board may designate one or more committees, including an Executive Committee, each consisting of two or more Directors. The Board of Directors may designate one or more Directors as alternate members of any such committee, who may replace any absent or disqualified member at any meeting of such committee. Any such committee, to the extent provided in the resolution and except as may otherwise be provided by statute, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the Corporation and may authorize the seal of the Corporation to be affixed to all papers which may require it; but the designation of such committee and the delegation thereto of the authority shall not operate to relieve the Board of Directors, or any member thereof, of any responsibility imposed upon it or him by law. In the absence or disqualification of any member of any such committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he, she or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member.

     4.2. Proceedings, Quorum and Manner of Acting. Except as otherwise prescribed by the Board of Directors, each committee may adopt such rules and regulations governing its proceedings, quorum, and manner of acting as it shall deem proper and desirable.

                                    ARTICLE V

                               OFFICERS AND AGENTS

     5.1. Officers. The officers of the Corporation shall be chosen by the Board and shall be a Chief Executive Officer and/or a President, and a Secretary and Chief Financial Officer (Treasurer). The Board may also choose a Chairman of the Board, a Chief Operating Officer, one (1) or more Vice- Presidents, one (1) or more Executive Vice-Presidents, and one (1) or more Assistant Secretaries and Assistant Treasurers, and such other officers with such titles and duties as may be appointed in accordance with the provisions of Section 5.3. Any number of offices may be held by the same person.

     5.2 Election. The officers of the Corporation, except such officers as may be appointed in accordance with the provisions of Section 5.3 or Section 5.5, shall be chosen annually by the Board, and each shall hold his or her office until he or she shall resign or shall be removed or otherwise disqualified to serve or his or her successor shall be elected and qualified.

     5.3. Subordinate Officers. The Board may appoint such other officers as the business of the Corporation may require, each of whom shall hold office for such period, have such authority and perform such duties as are provided in the Bylaws or as the Board may from time to time determine.

     5.4. Removal and Resignation. Any officer may be removed, either with or without cause, by a majority of the directors at the time in office, at any regular or special meeting of the Board, or, except in the case of an officer chosen by the Board, by any officer upon whom such power of removal may be conferred by the Board.

     Any officer may resign at any time by giving written notice to the Board or to the Chief Executive Officer, President or to the Secretary of the Corporation. Any such resignation shall take effect at the date of the receipt of such notice or any later time specified therein; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

     5.5. Vacancies. A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled in the manner prescribed in the Bylaws for regular appointments to such office.

     5.6. Chairman of the Board. The Chairman of the Board, if there shall be such an officer, shall, if present, preside at all meetings of the Board and stockholders and exercise and perform all such other powers and duties as may from time to time be assigned to him by the Board or prescribed by the Bylaws.

     5.7. Chief Executive Officer. The Chief Executive Officer, if there shall be such an officer, shall be the Chief Executive Officer of the Corporation, shall preside at all meetings of the stockholders and the Board in the absence of a Chairman of the Board, and shall have general and active management of the business of the Corporation and shall see that all orders and resolutions of the Board are carried into effect. The Chief Executive Officer shall execute bonds, mortgages and other contracts requiring a seal, under the seal of the Corporation, except when required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the Board to some other officer or agent of the Corporation.

     5.8. President. In the event a Chief Executive Officer is not elected, or in the event that the Chief Executive Officer elected by the Board is unable to act, or refuses to act, the President, if there shall be such an officer, shall perform the duties of the Chief Executive Officer, and when so acting, shall have all the powers of, and be subject to all the restrictions upon, the Chief Executive Officer. The President shall perform such other duties and have such other powers as the Board may from time to time prescribe.

     5.9. Vice-Presidents. In the absence or disability of the President and the Chief Executive Officer, the Executive Vice-President or Vice-Presidents in order of their rank as fixed by the Board or, if not ranked, the Executive Vice-President shall perform all the duties of the President and, when so acting, shall have all the powers of and be subject to all the restrictions upon the President and Chief Executive Officer. Each Vice-President shall have such other powers and shall perform such other duties as from time to time may be prescribed for him by the Board or the Bylaws, and the President or the Chief Executive Officer.

     5.10. Secretary. The Secretary shall keep, or cause to be kept, at the principal office of the Corporation, or such other place as the Board may order, a book of minutes of all meetings of directors and stockholders, with the time and place of holding, whether regular or special and, if special, how authorized, the notice thereof given, the names of those present at directors' meetings, the number of shares present or represented at stockholders' meeting and the proceedings thereof.

     The Secretary shall keep, or cause to be kept, at the principal office or at the office of the Corporation's transfer agent, a share register or a duplicate share register showing the names of the stockholders and their addresses, the number and classes of shares held by each, the number and the date of certificates issued for the same, and the number and date of cancellation of every certificate surrendered for cancellation.

     The Secretary shall give, or cause to be given, notice of all the meetings of the stockholders and of the Board required by the Bylaws or by law to be given, shall keep the seal of the Corporation in safe custody and shall have such other powers and shall perform such other duties as from time to time may be prescribed by the Board, the Bylaws, or the President or Chief Executive Officer.

     5.11. Assistant Secretaries. In the absence or disability of the Secretary, the Assistant Secretaries in order of their rank as fixed by the Board or, if not ranked, the Assistant Secretary designated by the Board shall perform all the duties of the Secretary and, when so acting, shall have all the powers of and be subject to all the restrictions upon the Secretary. Each Assistant Secretary shall have such other powers and shall perform such other duties as from time to time may be prescribed by the Board or the Bylaws.

     5.12. Chief Financial Officer (Treasurer). The Chief Financial Officer shall be the Treasurer of the Corporation. The Treasurer shall keep and maintain, or cause to be kept and maintained, adequate and correct accounts of the properties and business transactions of the Corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capital, surplus and shares.

     The Treasurer shall deposit all moneys and other valuables in the name and to the credit of the Corporation with such depositories as may be designated by the Board. The Treasurer shall be responsible for the proper disbursement of the funds of the Corporation as may be ordered by the Board or the President or Chief Executive Officer and shall render to the President or Board, whenever they request it, an account of all of his or her transactions as Treasurer and of the financial condition of the Corporation. The Treasurer shall prepare a proper annual budget of income and expenses for each calendar year, revised quarterly, for approval of or revision by the Board and shall be responsible for the handling of finances in connection therewith. The Treasurer shall have such other powers and shall perform such other duties as may be prescribed by the Board and the President or Chief Executive Officer. The Treasurer shall see that all officers signing checks are bonded in such amounts as may be fixed from time to time by the Board.

     5.13. Assistant Financial Officers. In the absence of or disability of the Treasurer, the Assistant Financial Officers in order of their rank or, if not ranked, the Assistant Financial Officer designated by the Board shall perform all the duties of the Treasurer and, when so acting, shall have the powers of and be subject to all the restrictions upon the Treasurer. Each Assistant Financial Officer shall have such other powers and perform such other duties as from time to time may be prescribed for him by the Board or the Bylaws and the President or Chief Executive Officer.

     5.14. Salaries. Salaries of officers and other persons employed by the Corporation shall be fixed periodically by the Board or established under agreement with the officers or such persons approved by the Board. No officer shall be prevented from receiving this salary because he or she is also a director of the Corporation.

                                   ARTICLE VI

                                  CAPITAL STOCK

     6.1. Signatures. The shares of the Corporation's capital stock shall be represented by certificates signed by the President or a Vice-President and the Secretary or an Assistant Secretary of the Corporation; any may be sealed with the seal of the Corporation, or a facsimile thereof. The signatures of the President or a Vice-President and of the Secretary or an Assistant Secretary upon certificates may be facsimiles if the certificate is countersigned or authenticated by a transfer agent, or registered by a registrar, other than the Corporation itself or an employee of the Corporation. In case any officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the Corporation with the same effect as if he or she were such officer at the date of its issue.

     6.2. Certificates. Each certificate representing shares of the Corporation shall state upon the face thereof. (a) that the Corporation is organized under the laws of the State of Nevada; (b) the name of the person to whom such certificate is issue; (c) the number and class of shares which such certificate represents; and (d) the par value of each share represented by such certificate, or a statement that the shares are without par value. Each certificate shall also set forth conspicuously on the face or back hereof such restrictions upon transfer, or a reference thereto, if any. No certificate shall be issued for any shares until such share is fully paid.

     6.3. Classes of Stock. If the Corporation is or shall become authorized to issue shares of more than one (1) class, then, in addition to the provisions of
Section 6.2 hereof, every certificate representing shares issued by the Corporation shall also set forth upon the face or back of the certificate, or shall state that the Corporation will furnish to any stockholder upon request and without charge, a full statement of the designations, preferences, limitations, and relative rights of the shares of each class authorized to be issued and, if the Corporation is or shall become authorized to issue any preferred or special class in series, the variations in the relative rights and preferences between the shares of each such series so far as the same have been fixed and determined and the authority of the Board of Directors to fix and determine the relative rights and preferences of subsequent series.

     6.4. Consideration for Shares. Shares having a par value may be issued for such consideration expressed in dollars, not less than the par value thereof, as shall be fixed from time to time by the Board of Directors. Shares without par value may be issued for such consideration expressed in dollars as may be fixed from time to time by the Board of Directors. The Corporation may dispose of treasury shares for such consideration expressed in dollars as may be fixed from time to time by the Board of Directors. The consideration for the issuance of shares may be paid, in whole or in part, in money, promissory notes, in other properly, tangible or intangible, or in labor or services actually performed or contras for services to be performed for the Corporation.

     6.5. Transfer of Capital Stock. Transfers of shares of stock of the Corporation shall be made on the books of the Corporation upon surrender of the certificate or certificates, properly endorsed or accompanies by proper instruments of transfer, representing such shares, subject to the terms of any agreements among the Corporation and shareholders.

     6.6. Registered Stockholders. Prior to due presentment for registration of transfer of shares of stock, the Corporation may treat the person registered on its books as the absolute owner of such shares of stock for all purposes, and accordingly shall not be bound to recognize any legal, equitable or other claim or interest in such shares on the part of any other person, whether or not it shall have the express or other notice thereof, except as otherwise expressly provided by statute; provided, however, that whenever any transfer of shares shall be made for collateral security and not absolute, it shall be so expressed in the entry of the transfer if, when the certificates are presented to the Corporation for transfer, both the transferor and the transferee request the Corporation to do so.

     6.7. Transfer Agents and Registrars. The Board of Directors may, from time to time, appoint or remove one or more transfer agents or one or more registrars of transfers of shares of stock of the Corporation, and it may appoint the same person as both transfer agent and registrar. Upon any such appointment being made all certificates representing shares of capital stock thereafter issued shall be countersigned or authenticated by one of such transfer agents or one of such registrars of transfers and shall not be valid unless so countersigned or authenticated. If the same person shall be both transfer agent and registrar, only one countersignature or authentication by such person shall be required.

     6.8. Fixing or Determination of Record Date. The Board of Directors may fix, in advance, a date as a record date for the determination of the stockholders entitled to notice of, and to vote at, any meeting of stockholders and any adjournment thereof, or entitled to receive payment of any dividend or any other distribution, allotment of rights, or entitled to exercise rights in respect of any change, conversion, or exchange of capital stock, or entitled to give any consent for any purpose, or in order to make a determination of stockholders for any other proper purpose; provided, however, that such record date shall be a date not more than sixty (60) days nor less than ten days before the date of such meeting of stockholders or the date of such other action. If no record date is so fixed, the record date for determining stockholders entitled to notice of or to vote at any stockholders' meeting shall be at the close of the business on the date next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held. The record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is necessary, shall be the day on which the first written consent is expressed. The record date for determining stockholders for any other purpose shall, unless otherwise specified by the Board of Directors, be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of such meeting, provided, however that the Board of Directors may fix a new record date for the adjourned meeting. Only such stockholders as shall be stockholders of record on the record date so fixed shall be entitled to such notice of, and to vote at, such meetings and any adjournments thereof, or to receive payment of such dividend, or other distribution, or to receive such consent, as the case may be, notwithstanding any transfer of any shares on the books of the Corporation after any such record date.

     6.9. Lost or Destroyed Certificates. The Board of Directors may direct that a new certificate or certificates of stock be issued in place of any certificate or certificates theretofore issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of the fact by the person claiming the certificate or certificates to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the Board of Directors may, at its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or his or her legal representative, to make proof satisfactory to the Board of the loss or destruction thereof and to give the Corporation a bond or other security, in such amount and with such surety or sureties as the Board may determine, as indemnity against any claim that may be made against the Corporation on account of any such certificate so alleged to have been lost or destroyed.

                                   ARTICLE VII

                                     FINANCE

     7.1. Checks, Drafts, etc. All checks, drafts or order for the payment of money shall be signed by one or more of officers or other persons as may be designated by resolution of the Board of Directors.

     7.2. Fiscal Year. The fiscal year of the Corporation shall be such as may from time to time be established by the Board of Directors.

                                  ARTICLE VIII

                                 INDEMNIFICATION

     8.1. Action, Suites or Proceedings Other than by or in the Right of the Corporation. The Corporation shall indemnify any Director, Officer, Employee or Agent of the Corporation who was or is party or is threatened to be made a party to any threatened, pending or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he or she is or was a Director, Officer, employee or agent of the Corporation or is or was serving at the request of the Corporation as a Director, Officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he or she acted in good faith and, in the case of conduct in his or her official capacity with the Corporation, in a manner he or she reasonably believed to be in the best interest of the Corporation, or, in all other cases, that his or her conduct was at least not opposed to the Corporation's best interests. In the case of any criminal proceeding, he or she must have had no reasonable cause to believe his or her conduct was unlawful.

     The termination of any action, suit or proceeding by judgment, order settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, or itself, determine that the individual did not meet the standard of conduct set forth in this paragraph.

     8.2. Actions or Suits by or in the Right of the Corporation. The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he or she is or was a Director, Officer, employee or agent of the corporation or is or was serving at the request of the Company as a Director, Officer, employee or agent of another corporation, partnership joint venture, trust or other enterprise against expenses (including attorney's fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he or she acted in good faith and, in the case of conduct in his or her official capacity with the Corporation, in a manner he or she reasonably believed to be in the best interests of the Corporation and, in all other cases, that his or her conduct was at least not opposed to the

Corporation's best interests; but no indemnification shall be made in respect of any claim, issue or matter as to which such person has been adjudged to be liable for negligence or misconduct in the performance of this duty to the Corporation or where such person was adjudged liable on the basis that personal benefit was improperly received by him, unless and only to the extent that the court in which such action or suit was brought determines upon application that, despite the adjudication of liability, but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnification for such expenses which such court deems proper.

     8.3. Indemnification of Successful Party. To the extent that a Director, Officer, employee or agent of the Corporation has been successful on the merits or otherwise (including, without limitation, dismissal without prejudice) in defense of any action, suit, or proceeding referred to in this Article VIII or in defense of any claim, issue, or matter therein, he or she shall be indemnified against all expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

     8.4. Determination of Right to Indemnification. Any indemnification under Sections 8.1 or 8.2 (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the Director, Officer, employee or agent is proper in the circumstances because he or she has met the applicable standard of conduct set forth in Sections 8.1 or 8.2. Such determination shall be made by the Board of Directors by a majority vote of a quorum consisting of Directors who were not parties to such action, suit or proceeding, or, if such a quorum is not obtainable and a quorum of disinterested Directors so directs, by independent legal counsel in a written opinion, or by the shareholders.

     8.5. Advance of Costs, Charges and Expenses. Cost, charges and expenses (including attorney's fees) incurred in defending a civil or criminal action, suit, or proceeding may be paid by the Corporation in advance of the final disposition of such action, suit or proceeding as authorized by the Board of Directors as provided in Section 8.4 upon receipt of a written affirmation by the Director, Officer, employee or agent of his or her good faith belief that he or she has met the standard of conduct described in Sections 8.1 or 8.2, and an undertaking by or on behalf of the Director, Officer, employee or agent to repay such amount unless it is ultimately determined that he or she is entitled to be indemnified by the Corporation as authorized in this Article VIII. The majority of the Directors may, in the manner set forth above, and upon approval of such Director, Officer, employee or agent of the Corporation, authorize the Corporation's counsel to represent such person in any action, suit or proceeding, whether or not the Corporation is a party to such action, suit or proceeding.

     8.6. Settlement. If in any action, suit or proceeding, including any appeal, within the scope of Sections 8.1 or 8.2, the person to be indemnified shall have unreasonably failed to enter into a settlement thereof, then, notwithstanding any other provision hereof, the indemnification obligation of the Corporation to such person in connection with such action, suit or proceeding shall not exceed the total of the amount at which settlement could have been made and the expenses by such person prior to the time such settlement could reasonably have been effected.

     8.7. Other Rights; Continuation of Right to Indemnification. The indemnification provided by this Article VIII shall not be deemed exclusive of any other rights to which those indemnified may be entitled under these Articles of Incorporation, any Bylaw, agreement, vote of shareholders or disinterested Directors, or otherwise, and any procedure provided for by any of the foregoing, both as to action in his or her official capacity and as to action in another capacity while holding such office, and shall continue as to person who has ceased to be a Director, Officer, employee or agent and shall inure to the benefit of heirs, executors, and administrators of such a person. All rights to indemnification under this Article VIII shall be deemed to be a contract between the Corporation and each director or officer of the Corporation who serves or served in such capacity at any time while this Article VIII is in effect. Any repeal or modification of this Article VIII or any repeal or modification of relevant provisions of the Nevada Corporation Code or any other applicable laws shall not in any way diminish any rights to indemnification of such Director, Officer, employee or agent or the obligations of the Corporation arising hereunder. This Article VIII shall be binding upon any successor corporation to this Corporation, whether by way of acquisition, merger, consolidation or otherwise.

     8.8. Insurance. The Corporation may purchase and maintain insurance on behalf of any person who is or was a Director, Officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as Director, Officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity or arising out of his or her status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provision of this Article VIII: provided, however, that such insurance is available on acceptable terms, which determination shall be made by a vote of the majority of the Directors.

     8.9. Saving Clause. If this Article VIII or any portion hereof shall be invalidated on any ground by any court of competent jurisdiction, then the Corporation shall nevertheless indemnify each Director, Officer, employee and agent of the Corporation as to any cost, charge and expense (including attorney's fees), judgment fine and amount paid in settlement with respect to any action, suit or proceeding, whether civil, criminal, administrative or investigative, including an action by or in the right of the Corporation, to the full extent permitted by an applicable portion of this Article VII that shall not have been invalidated and to the full extent permitted by applicable law.

     8.10. Subsequent Legislation. If the Nevada Corporation Code is amended after adoption of these Articles to further expand the indemnification permitted to Directors, Officers, employees or agents of the Corporation, then the Corporation shall indemnify such persons to the fullest extent permitted by the Nevada Revised Statutes, as so amended.

                                   ARTICLE IX

                                  MISCELLANEOUS

         9.1. Seal. The corporate seal of the Corporation shall be circular in form and shall bear the name of the Corporation. The form of seal shall be subject to alteration by the Board of Directors and the seal may be used by causing it or a facsimile to be impressed or affixed or printed or otherwise reproduced. Any Officer or Director of the Corporation shall have the authority to affix the corporate seal of the Corporation to any document requiring the same.

     9.2. Books and Records. The Board of Directors shall have power from time to time to determine whether and to what extent, and at what times and places and under what conditions and regulations, the accounts and books of the Corporation (other than stock ledger), or any of them, shall be open to the inspection of the stockholders. No stockholder shall have any right to inspect any account, book or document of the Corporation except at a time conferred by statute, unless authorized by a resolution of the stockholders or the Board of Directors.

     9.3. Waivers of Notice. Whenever any notice is required to be given by law, or under the provisions of the Articles of Incorporation or of these Bylaws, a waiver thereof in writing, signed by the person or person entitled to such notice, whether before, at or after the time stated therein, shall be deemed equivalent of notice.

     9.4 Representation of Shares of Other Corporations. The Chief Executive Officer or President, in the event of his or her absence or inability to serve, any Vice-President and the Secretary or Assistant Secretary of this Corporation are authorized to vote, represent and exercise, on behalf of this Corporation, all rights incidental to any and all shares of any other corporation standing in the name of this Corporation. The authority herein granted to said officers to vote or represent on behalf of this Corporation any and all shares held by this Corporation in any other corporation may be exercised either by such officers in person or by any person authorized to do so by proxy or power of attorney duly executed by said officers.

     9.5. Amendments. The Board of Directors shall have the power to make, alter or repeal these Bylaws, in whole or in part, at any time and from time to time. These Bylaws may be altered or repealed, and new Bylaws made, by the stockholders at any annual or special meeting if notice of the proposed alteration or repeal or new Bylaws is included in the notice or waiver of notice of such meeting.

Exhibit 10.2



                                 ADDENDUM TO THE
                            SHARE EXCHANGE AGREEMENT

     This Addendum is entered into to by and between the parties to the Share Exchange Agreement ("Agreement"), dated March 23, 2000, Shenzhen Huading Financial Holdings Co. Ltd., an enterprise with legal person status incorporated and maintained under the law of the People's Republic of China ("Holdings"), Huading Financial Network Limited, a corporation incorporated under the laws of Hong Kong ("HFN"), Huading Financial Networks, Inc. (f/k/a Centrock, Incorporated), a Nevada corporation ("Centrock"), and those persons identified as shareholders below who are the record and beneficial owners of all of the issued and outstanding shares of capital stock of HFN ("Shareholders"). The capitalized terms used and not otherwise defined herein shall have the same meaning as ascribed to them in the Agreement.

                                    RECITALS

     The parties entered into the Agreement by which Centrock was to issue 10,000,000 shares of its Common Stock (the "Centrock Shares") to the Shareholders in exchange for the HFN Shares. There was no closing date set for the transaction in the Agreement and the Closing has not occurred as a result of the failure of the parties to complete certain actions necessary for the valid release of the Centrock Shares and the HFN Shares for exchange. Among the uncompleted actions, Centrock has not validly cancelled the 5,000,000 shares of its Common Stock, as required under the Agreement, and the Shareholders have not caused the HFN Shares to be delivered to Centrock. In addition, Centrock mistakenly characterized the share exchange as a merger and filed Articles of Merger with the Nevada Secretary of State which have not had any force or effect and must be corrected. In order to complete the share exchange, this addendum is entered into to fully transfer beneficial ownership of the HFN Shares to Centrock and to fully release the Centrock Shares to the Shareholders.

                                   AGREEMENTS

     Now, therefore, for good and valuable consideration, the parties hereby agree as follows:

     1. Closing. The parties acknowledge and agree that the effective date for the Closing shall be June 14, 2002.

     2. Transfer of Beneficial Ownership of HFN Shares. The parties acknowledge and agree that the HFN Shares have not been delivered to or received by Centrock. Upon the execution of this addendum, the Shareholders unconditionally transfer to Centrock all right, title and interest in the HFN Shares, including the right to vote and dispose of the HFN Shares prior to actual delivery of the share certificates to Centrock. The Shareholders shall no longer hold any rights to the HFN Shares and Centrock shall be deemed the beneficial owner of the HFN Shares.

     3. Release of Centrock's Shares. The parties acknowledge and agree that Centrock previously delivered share certificates representing the Centrock Shares to the Shareholders in anticipation of receiving the consideration for the shares, the HFN Shares. With the transfer of beneficial ownership of the HFN Shares to Centrock, pursuant to Section 2 above, Centrock hereby releases all of its right, title and interest in the Centrock Shares to effectively complete the transfer of the shares to the Shareholders. Centrock shall no longer hold any rights to the Centrock Shares and the Shareholders shall be deemed the beneficial owners of the Centrock Shares.

     4. Post-Closing Actions. The parties hereby waive any and all other conditions required for the Closing of the Agreement. Centrock shall cause the 5,000,000 shares of its Common Stock to be duly cancelled within 60 days from the execution of this addendum. Centrock shall be responsible for the payment of any stamp duty associated with the share exchange and the transfer of the HFN

Shares and shall promptly file a Certificate of Correction to rescind the improperly filed Articles of Merger. The HFN Shareholders agree to cooperate and assist Centrock in any reasonable manner necessary to carry out the intent of this addendum, including the release and delivery of the share certificates representing the HFN Shares to Centrock.

     5. Counterparts. This Addendum may be executed in one or more counterparts (by facsimile signature or otherwise) which together shall constitute one and the same instrument.

     EXECUTED as of June 12, 2002

                                    Holdings:

                                    Shenzhen Huading Financial Information
                                    Holdings Co., Ltd.

                                        /s/ Li Shuzhong
                                    By: ___________________________________
                                        Li Shuzhong, President and Director



                                     HFN:

                                     Huading Financial Network Limited

                                         /s/ Li Shuzhong
                                     By: ___________________________________
                                         Li Shuzhong, Director

                                     Centrock:

                                     Huading Financial Networks, Inc.
                                     (Formerly, Centrock) Incorporated

                                         /s/ Li Shuzhong
                                     By: ___________________________________
                                         Li Shuzhong, President





Shareholders:

                                       Shenzhen Golden Harvestment Co., Limited

/s/ Li Haidong                         /s/ Li Haidong
_______________________                _____________________________________
Li Haidong                             Li Haidong, Chairman and Director


                                       Shenzhen Huading Financial
                                       Holdings Co., Ltd.

/s/ Li Shuzhong                        /s/ Li Shuzhong
_______________________                _____________________________________
Li Shuzhong                            Li Shuzhong, President and Director

                                       Info-Power Investment Limited

/s/ David Yue                          /s/ Stephen McCullough
_______________________                _____________________________________
David Yue                              Stephen McCullough, Director


For and on behalf of
Steller Equity Limited                 Chengdu Huatong Information Consulting
By: Orient Investments, Ltd.           Co., Ltd.

/s/ Eliza S. Y. Wu                     /s/ Li Yun Run
_______________________                _____________________________________
Eliza S. Y. Wu, Director               Li Yun Run, Director



/s/ Shao Quan                          /s/ Tian Aihua
_______________________                _____________________________________
Shao Quan                              Tian Aihua


/s/ Huang Rong Ping
_______________________
Huang Rong Ping

Exhibit 10.3



              Shenzhen Huading Financial TV & Broadcasting Co., Ltd
                                       and
                 Huading Network Technology (Shenzhen) Co., Ltd



                         Comprehensive Service Agreement































                                 June 12, 2002

                         Comprehensive Service Agreement


This agreement dated 12th day of June 2002 (effective date) and made

BETWEEN:

(1) Shenzhen Huading Financial TV & Broadcasting Co., Ltd. ("HUADING TV"), whose registered office is located at Room 3704A, ShenFang Plaza, 3005 Renmin Road South, Shenzhen; its legal representative is Zhang Guoliang , and

(2)  Huading  Network   Technology   (Shenzhen)  Co.,  Ltd.  ("HUADING
     NETWORK"), whose registered office is located at 37/F, Block B, ShenFang Plaza, 3005 Renmin Road South, Shenzhen; its legal representative is Li Shuzhong.

One party is referred as "Party" and two parties are referred as the "Parties".

WHEREAS

(A) HUADING TV is a limited liability company duly formed and validly existing under the laws of the People's Republic of China ("PRC"). It has obtained the License of Radio and Television Program Production and Operation, and duly qualified to manufacture, copy, issue Radio and TV programs. During the course of its operation, it seeks technical services and support as well as other resources in connection with the production of its financial TV programs;

(B) HUADING NETWORK is a wholly foreign owned enterprise incorporated under the laws of PRC, with advanced technology on software development, and duly qualified to provide various technical services and other relevant financial consultation services;

(C) The parties desire to have HUADING NETWORK provide HUADING TV with the technical services and all related services that will allow HUADING TV to produce, operate television programs in the PRC.


NOW IT IS HEEREBY AGREED AS FOLLOWS:

1    General principle

     The parties mutually agree that, the following general principles constitute the base and preconditions of the agreement, any breach of which will lead to material default, and the other party shall have the right to terminate this agreement forthwith in accordance with Clause 5 and claim damages from the default party:

     1.1 HUADING NETWORK fully understand and agree with the HUADING TV's Business Plan of March 2002 ("Business Plan"), a copy of which was previously provided to HUADING NETWORK.

     1.2 During the term of this agreement, HUADING TV agrees that it will not amend or abandon the Business Plan without the prior written consent of HUADING NETWORK.

     1.3 During the term of this agreement, HUADING NETWORK will use its best efforts to carry out the Business Plan.

     1.4 Without the prior written consent of HUADING TV, HUADING NETWORK shall not provide any services that would prejudice the provisions of the Business Plan (unless the market, the status of the company and change-in-law rendering it unnecessary or impossible to execute the Business Plan);

     1.5 Pursuant to the terms and conditions of this agreement, HUADING NETWORK shall provide HUADING TV with the use of HUADING NETWORK's facilities, equipment, sites and conditions necessary for HUADING TV to operate its business under the Business Plan. HUADING TV shall not seek any loan facilities, nor shall its shareholders provide any of the forgoing supports during the term of this agreement;

     1.6 Each item of the service in this agreement shall be deemed a paid service. HUADING NETWORK is entitled to be fully reimbursed any costs and expenses duly incurred and charge reasonable fees no less than market price according to the principle of fairness.

     1.7  During  the  term  of  this  agreement,   HUADING  TV  shall  pay  the
          comprehensive service fees to HUADING NETWORK in accordance with Clause 3 of this agreement;

     1.8 This agreement sets forth the sole and exclusive understanding and obligations between the Parties. During the term of this agreement, HUADING TV shall not engage in by itself or entrust any third party to engage in the same or similar operations, without prior consent of HUADING NETWORK. HUADING TV shall not purchase or lease any facility, sites or conditions by itself, nor shall HUADING TV accept the same from any third party directly or indirectly;

     1.9 The Parties agree that HUADING NETWORK shall have the right, but not the obligation, to provide all other services required by HUADING TV not covered by this Agreement. The Parties agree to negotiate in good faith the fees for such additional services not covered by this Agreement.

     1.10 HUADING TV shall indemnify and hold harmless HUADING NETWORK including without limitation on any sum of expenses, costs, labor, damages etc., paid by HUADING NETWORK in advance, within reasonable time;

     1.11 HUADING NETWORK, at its sole discretion, shall decide how it is to conduct and provide its services under this agreement. HUADING TV shall not raise any objections or refuse to perform its duty timely, or fully.

2    Scope of services

     2.1 The scope of technical services and all related services to be performed by HUADING NETWORK shall include, without limitations, the following: (i) providing software and technology;(ii) providing technical support services in connection with the software and technology; (iii) providing the required facilities, sites and conditions; and (iv) providing related management and administrative services (collectively hereinafter referred to as "Services"). Specifically, the Services shall be provided as follows:

          2.1.1 Software, and technology. HUADING NETWORK shall provide HUADING TV with the use of HUADING NETWORK's software and technology, necessary to allow HUADING TV to operate its business pursuant to the Business Plan.

          2.1.2 Technical support services in connection with the software and technology. HUADING NETWORK shall provide the following technical support services:

                 (i) The installment, adjustment and maintenance of the program edit-insert system;

                 (ii) The designation, installation and  maintenance of relevant software;

                 (iii)The  development,  installment, maintenance, updating  and upgrading of the application software of HUADING TV and the application in HUADING TV's business;

                 (iv) Data  processing for HUADING TV;

                 (v) Software and technology in connection with the production of financial teletext service, television program and other relevant business, and timely install and adjust the same in sound working order; and

                 (vi) Provide technical support and/or  personnel to  HUADING TV directly or indirectly via facsimile, telephone, e-mail or other means.

          2.1.3 Facilities, sites and conditions. HUADING NETWORK agrees to execute the Business Plan and provide all necessary facilities, sites, and conditions necessary for HUADING TV to operate its business according to the Business Plan.

          2.1.4 Management and administrative services. HUADING NETWORK shall provide the following management and administrative services:

                 (i) Assist and advise HUADING TV with the execution of the Business Plan;
                 (ii) Formulate and  implement  marketing strategy  in order for
                      HUADING TV to execute  the  Business Plan;

                 (iii)Coordinate, plan and advise HUADING TV with the production and operations of the financial teletext program and television program;

                 (iv) Assist HUADING TV in the collection of revenues  generated by HUADING TV;

                 (v)  Train HUADING TV's  employees;

                 (vi) Provide additional management services as requested by
                      HUADING TV from  time to time; and

                 (vii)HUADING NETWORK shall  provide, directly or indirectly via facsimile, telephone e-mail or other means, HUADING TV with financial administration, labor administration and personnel administration, including but not limited to overseeing the general office and financial department of HUADING TV.

     2.2 Unless waived by HUADING NETWORKS, the obligations of HUADING NETWORK to perform under this agreement shall be subject to the fulfillment of the following conditions by HUADING TV:

          2.2.1 HUADING TV shall notify and inform HUADING NETWORK precisely on the content, location and time of the service, and any such information shall be made in writing or other reasonable way, which shall leave reasonable time for HUADING NETWORK to arrange for the Services;

          2.2.2  At the request of  HUADING   NETWORK,  HUADING  TV  shall  hire
                 sufficient numbers of qualified technical personnel to the satisfaction of HUADING NETWORK;

          2.2.3 HUADING TV shall notify HUADING NETWORK of the standard of the technical service and preliminary conditions for HUADING TV to provide according to the mandatory provisions of the relevant authorities, if any;

          2.2.4 HUADING TV shall provide necessary facilities, equipments and and other conditions for proper labor protection at the scene where HUADING NETWORK intends to provide Services;

          2.2.5  HUADING TV  shall fully cooperate  with HUADING  NETWORK in the
                 performance  of  HUADING NETWORK's   obligations  under  this
                 Agreement;

     2.3 The parties agree that HUADING NETWORK shall be free from any responsibility for its non-performance, part performance or belated performance, which is due to the non-performance of HUADING TV pursuant to Clause 2.2 above.

     2.4 Notwithstanding anything to the contrary in this agreement, the parties agree that HUADING TV shall have the right to use any software and technology provided by HUADING NETWORK during the term of this agreement in the manner contemplated by this agreement and by this agreement and the Business Plan.

     2.5 HUADING NETWORK is entitled to operate by itself any resources it has provided or it considers reasonable and necessary to do so.

3 Payment

     3.1  Comprehensive  service fees.

          3.1.1 Compensation fees for the Services. HUADING TV shall pay HUADING NETWORK a fee on cost base for the Services provided by HUADING NETWORK, and the expenses, costs, labors in the course of providing management service, including (without limitation) program production fee, labors and wages advanced by HUADING NETWORK in connection with the Services provided.

          3.1.2 Comprehensive Service royalty. HUADING TV shall pay HUADING NETWORK a comprehensive service royalty based on 80% of the earnings, before interest, tax, depreciation and amortization (EBITDA), of HUADING TV, applying U.S. GAAP accounting standards.

     3.2  Payment of comprehensive service  fees.

          3.2.1 Compensation fees for Services under this Sub-clause 3.1.1 shall be paid monthly within 5 business days after the end of each month or as mutually agreed by the parties;

          3.2.2 Comprehensive service royalty under Sub-clause 3.1.2 shall be paid monthly according to HUADING TV's operation, HUADING TV shall estimate and pay each month's royalty as per Sub-clause 3.1.2 in the first eleven months of each year within 5 business days after the end of each month, which will be adjusted on a quarterly basis. The final payment of each year's comprehensive service royalty will be adjusted and settled within 15 business days after the end of the twelfth month of each year.

4  Representation and  warranties:

     4.1  HUADING  TV represents and warrants:

          4.1.1 It is a corporation duly qualified and with the requisite license to engage in the production and operation of HUADING TV programs and other relevant business;

          4.1.2 It has full corporate power and authority to enter into this agreement and to do all things necessary for the performance of this agreement, and has duly obtained all necessary consent, approval and authorization for the entry into and execution of the agreement;

          4.1.3 It shall use the software, technology, information, facilities, sites and conditions solely for the production and operation of financial TV programs and in the manner contemplated by this agreement and the Business Plan. Without the prior written consent of HUADING NETWORK, HUADING TV shall not use the forgoing for any purpose other than as contemplat-ed in this agreement, nor shall HUADING TV authorize or cause a third party to use the foregoing in any way;

          4.1.4 It shall enter into agreement with HUADING NETWORK, without prejudice to any stipulations of laws of the PRC, to transfer HUADING NETWORK's profitable rights in HUADING TV under this agreement into options of HUADING TV to purchase eighty percent (80%) of the number of the total Shares of HUADING TV at fair market price in due course;

          4.1.5   The  Business  Plan  was prepared in good faith  by HUADING TV and does not contain any untrue statements of a material fact nor does it omit to state a material fact necessary to make the statements therein not misleading, except that with respect to assumptions, projections and expressions of opinion or predictions contained in the Business Plan, which assumptions, projections, expressions of opinion and predictions were made in good faith and that the HUADING TV reasonably believe there is a basis therefore.

          4.1.6 During the term of this agreement, HUADING TV agrees to furnish to HUADING NETWORK with the following financial information, in each case as applying PRC GAAP, while reconciled under U.S. GAAP:

                  (i) Quarterly Reports. Furnish to HUADING NETWORK within 15 days after the end of each fiscal quarter of HUADING TV unaudited quarterly financial statements for such fiscal quarter, including a balance sheet as of the end of such fiscal quarter, a statement of income and a statement of cash flows of HUADING TV for such fiscal quarter;

                  (ii) Annual Reports.  Furnish  to  HUADING  NETWORK  within 15 business days after the end of each fiscal year of HUADING TV, unaudited annual financial statements for such fiscal year, including a balance sheet as of the end of such fiscal year, a statement of income and a statement of cash flows of HUADING TV for such year.

     4.2  HUADING NETWORK  represents and warrants:

          4.2.1 All the software and technology produced in connection with or relating to this agreement shall be duly accrued by HUADING NETWORK, and any utilization pursuant to this agreement shall not infringe any rights duly owned by any third party;

          4.2.2 It has full corporate power and authority to enter into this agreement and to do all things necessary for the performance of this agreement, and has duly obtained all necessary consent, approval and authorization for the entry into and execution of the agreement;

          4.2.3 Its entry into, and performance of and compliance with the obligations expressed or assumed by it in, this agreement do not violate, contravene or constitute a default under or pursuant to any provision of its constitutional documents, any existing law of PRC and the terms of any agreement or document in full force to which HUADING NETWORK is a party or which is binding on it.

5  Modification and termination

     5.1  In  each   case  of  the following,  the other  party  is entitled  to terminate the agreement:

          5.1.1 There occurs a breach by, or event of default in respect of, any party under this agreement and which is not remedied to the other party's satisfaction within thirty (30) business days of the date on which the other party notifies the party of the same.

          5.1.2  There occurs any event, which might reasonably lead to material
                 adversarial   effect  on  the  performance  of   one  party  as
                 determined by the Parties.

     5.2  Termination  by  either  party  upon sixty  (60)  days  notice  to the other party in the event Huading Financial Networks, Inc., a Nevada corporation ("HFN"), fails to raise US$1,000,000 by December 31, 2002.

     5.3 The parties acknowledge that HUADING NETWORK's registered capital is currently set at US$5,000,000 of which US$400,000 has been injected. The parties further acknowledge that the failure of HUADING NETWORK to have its registered capital paid-up may result in the loss of its business license. HUADING NETWORK agrees to use its best efforts to reduce the registered capital to US$1,400,000 by December 31, 2002. Notwithstanding any other provisions, in the event HUADING NETWORK is unable to reduce the registered capital, obtain an extension, or inject the current remaining registered capital, HUADING NETWORK shall have the right, at its sole discretion, to assign this agreement to another wholly foreign owned enterprise of HFN in the PRC. In the event HUADING NETWORK (i) fails to satisfy its registered capital requirement resulting in the revocation of its business license, and
          (ii) fails to assign this agreement to an wholly foreign owned enterprise of HFN prior to the loss of its business license, then either party may terminate this agreement upon sixty (60) written notice to the other party.

     5.4 Any term of this agreement may be amended and the observance of any term of this agreement may be waived (either generally or in a particular instance and either retroactively or prospectively) only with mutual written consent of the Parties.

6  Liability for default

     6.1 The parties agree that, unless this agreement states otherwise, any breach of the warranties, undertakings or any of the covenant of the agreement by either party, shall constitute default under this agreement; if the default of one party causes economic loss (including both direct and indirect loss), the default party shall pay damages reasonably.

     6.2 The parties agree that he breach of each sub-clause of Clause 1 of this agreement shall constitutes material breach, the non-defaulting party is entitled to terminate the agreement in according to Sub-clause 5.1.1 of this agreement and claim damages from the defaulting party;

     6.3  HUADING  NETWORK  is   immunized  from  any  liability   on  its  non-
          performance, part performance and belated performance in case of the following occasions:

          6.3.1 Any breakdown of electronic or telecommunication, or attacks by computer virus or computer hackers;

          6.3.2 Any breakdown of the system, equipment and facilities of HUADING TV or other breakdown not caused by HUADING NETWORK.

7  Dispute Resolution.

   Any disputes, controversy, claims, arising out of or in connection with this agreement, including any question regarding its existence, interpretation or performance hereunder shall be resolved via full consultation. The consultation is initiated immediately after the receiving of notice in writing notifying the nature of the dispute, controversy or the claim. In case of the failure to resolve the same within thirty (30) days after the acceptance of the notice, the dispute may be referred to and finally resolved by Shenzhen Arbitration Commission in accordance with its rules for the time being in force. Any obligations other than the dispute shall be complied with in the process of the resolution (including the course of arbitration) of such dispute.

8  Force Majeure

     8.1 Earthquake, typhoon, flood, fire, war and other events which can not be estimated nor have been prevented and avoided by exercise of reasonable endeavors, and will directly influence the performance of the parties pursuant to this agreement (totally identified as Force Majeure). The party affected by the Force Majeure shall notify the other party of the situation via telecom, facsimile or e-mail, whichever is the most efficient way, and provide evidence of the occurrence of the Force Majeure within fifteen (15) business days in detail, and elaborate the reason for non-performance, part performance or belated performance.

     8.2  The  party  influenced  by the  Force Majeure  shall be immunized from
          liability  on  its  non-performance,   part   performance  or  belated
          performance.

     8.3 The parties shall make every effort to execute their obligations under this agreement respectively (including executing such obligations on time). The parties shall resolve the immunity, modification, postponement and other issues on the execution of the obligations under this agreement through friendly and genuine consultation, in case of the continuance of the non-performance, part performance or belated performance having exceeded twenty (20) days.

9  Confidentiality

     9.1 The parties shall preserve the confidentiality of all confidential information accrued during the process of providing and obtaining of the Services, including, without limitation:

          9.1.1  The   receiving  party  shall  not  disclose  the  confidential
                 information  to  any  third party,   without  the prior written
                 consent of the disclosing party except as required by applicable laws and regulations;

          9.1.2 The receiving party shall limit the use of the communication and shall restrict the disclosure of such confidential information to the authorized representatives of the receiving party as previously agreed to by the parties, and will not disclose the confidential information to any other persons within the receiving party's organization.

          9.1.3 Make every effort, including without limitation to, entry into confidentiality agreements, to make sure that any representatives of the receiving party shall not make use of any confidential information on any purpose other than covenanted in this agreement, nor release any confidential information accrued during the execution of this agreement to any third party, without the prior written consent of the disclosing party. Furthermore, the confidentiality duty shall remain in full force even after the representative of the receiving party has left the receiving party.

          9.1.4 In the expiration of the agreement, without the prior written consent of the disclosing party, the receiving party shall not retain in its possession or under its control any confidential information, nor shall it utilize the same any more. It shall return all the documents, material or software containing any forgoing confidential information to the disclosing party, or destroy the same by itself and delete it from all its memory system.

     9.2 The confidentiality duty shall remain in full force for 2 years after the expiration of the agreement;

     9.3 Any breach by the receiving party or its representative (no matter whether be its employee), shall result to claims by the disclosing party;

     9.4 Whenever one party acknowledges any tortuous activity over the other party, it should take all reasonable steps to preserve evidence of such breach and notify the other party within reasonable time, and take part in any action or claims brought by the other party on protecting the its confidential information at the request of the other party.

10  Taxation

    The parties agree that each party is subject to the tax arising in the process of the performance of this agreement respectively.

11  Notice

    11.1  All  notice,  approval,  demand, a uthorization,  instruction or other
          correspondence  ("Written Documents")  shall   be  given  or  made  in
          writing.

    11.2 In each case, hereinafter specified in this Clause 11.1 or to such other address or number of that party and marked for such other attention as may be notified by that party from time to time for such purpose in accordance with this clause:

          HUADING TV:               Shenzhen Huading Financial TV & Broadcasting
                                    Co., Ltd.

          Address:                  Room 3704A, ShenFang Plaza, 3005 Renmin Road
                                    South, Shenzhen

          Attention:                Deng Shu

          Facsimile Number:         86-755-2232333

          HUADING NETWORK:          Huading Network Technology (Shenzhen) Co.,
                                    Ltd.

          Address:                  37/F, Block B, ShenFang Plaza, 3005 Renmin
                                    Road South, Shenzhen

          Attention:                Xia Mingjie

          Facsimile Number:         86-755-2352266

12  Version and effectiveness

    12.1  This agreement  is written  in both Chinese and English language.  The
          Chinese  version  shall  prevail in  the event  of  inconsistency   or
          conflict between the two language versions.

    12.2 Four (4) original texts of Chinese and English language versions of this agreement are signed. Each party is to retain two (2) sets. The agreement shall come into effect immediately after the signing and affixing of the seal of each party.

    12.3 The initial term of this agreement shall commence on the effective date of this agreement and shall continue in full force and effect for twenty (20) years, unless terminated earlier in accordance with this agreement. Thereafter, this agreement shall automatically be renewed on the same terms and conditions as those existing on the last day of the then-current term, for successive ten (10) year periods unless HUADING NETWORK gives HUADING TV written notice of termination at least six (6) months before the end of the then-current term.

    12.4 Except as provided in Clause 5.3, neither party may assign transfer or otherwise dispose of all or any part of the benefit or burden of this agreement without the prior written consent of the other party. Save as otherwise expressly provided by the other party such consent, the party may assign all the rights and obligations under this agreement in due course to a third party which shall comply with this agreement instead.

     12.5 No delay or non-exercise of any party in exercising any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or privilege preclude any further exercise thereof or the exercise of any other such right, power or privilege.

     12.6 With the exception of Clause 3, if one or more provisions of this agreement are held to be unenforceable or contravene PRC laws, such provision shall be excluded from this agreement and the balance of the agreement shall be interpreted as if such provision were so excluded and shall be enforceable in accordance with its terms.

IN WITNESS WHEREOF. The duly authorized representative of the parties executed this agreement on the date first mentioned above.

Shenzhen Huading Financial TV &                Huading Network Technology
  Broadcasting Co., Ltd.                         (Shenzhen) Co., Ltd.

/s/ Li Haidong                                 /s/ Li Shuzhong
_______________________________                _________________________________
Li Haidong, Director                           Li Shuzhong, Director

                                AMENDMENT TO THE
                         COMPREHENSIVE SERVICE AGREEMENT

     This Amendment to the Comprehensive Service Agreement (the "Amendment") is entered into this 16th day of September, 2002 (the "Effective Date"), by and between, Shenzhen Huading Financial TV & Broadcasting Co., Ltd ("Huading TV") and Huading Network Technology (Shenzhen) Co., Ltd. ("Huading Network").

                                    RECITALS

     Huading TV and Huading Network entered into a Comprehensive Service Agreement as of June 12, 2002 ("CSA"). Huading TV and Huading Network now desire to amend the CSA as of the Effective Date in accordance with the provisions set forth herein. Capitalized terms not defined herein have the meanings ascribed to them in the CSA.

                                   AGREEMENTS

     Now, therefore, for good and valuable consideration, the Parties hereby agree as follows:

     1. Clause 12.3 Clause 12.3 of the CSA is hereby deleted in its entirety, and the following Clause 12.3 is inserted in lieu thereof:

          "12.2 The initial term of this agreement shall commence on October 1, 2002 and shall continue in full force and effect for twenty (20) years, unless terminated earlier in accordance with this agreement. Thereafter, this agreement shall automatically be renewed on the same terms and conditions as those existing on the last day of the then-current term, for successive ten (10) year periods unless HUADING NETWORK gives HUADING TV written notice of termination at least six (6) months before the end of the then-current term."

     2. Counterparts. This Amendment may be executed in one or more counterparts (by facsimile signature or otherwise), which together shall constitute one and the same instrument.

     EXECUTED as of September 16, 2002

Shenzhen Huading Financial TV &                 Huading Network Technology
    Broadcasting Co., Ltd.                         (Shenzhen) Co., Ltd.

/s/ Li Haidong                              /s/ Li Shuzhong
-----------------------------------         -----------------------------------
Li Haidong, Director                        Li Shuzhong, Director