Form 10QSB
period 2002-06-30
HUADING FINANCIAL NETWORKS INC
filed 2002-10-03
CIK 1073769

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 for the quarterly period ended June 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of common stock outstanding as of June 30, 2002: 13,200,000

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                        HUADING FINANCIAL NETWORKS, INC.
                             COMBINED BALANCE SHEETS
                     AS OF JUNE 30 2002 and DECEMBER 31 2001


                                                                          June 30,               December 31,
                                                                            2002                    2001
                                                                            ----                    ----
                                                                         (unaudited)              (audited)
        ASSETS                                                               $                        $

CURRENT ASSETS
     Cash                                                                    142,159                68,955

PROPERTY AND EQUIPMENT                                                       209,714               261,317

OTHER ASSETS                                                                  25,650                38,704
                                                                              ------                ------

     TOTAL ASSETS                                                            377,523               368,976
                                                                          ==========             =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Other payables and accrued expenses                                     592,496               246,685
     Amounts due to related parties                                        2,499,430             2,191,055
                                                                           ---------             ---------
        Total current liabilities                                          3,091,926             2,437,740

COMMITMENTS                                                                        -                     -

STOCKHOLDERS' EQUITY
     Common stock, par value $0.001 per
        share, authorized 75,000,000 shares, issued and
        outstanding 13,200,000
        shares at June 30, 2002 and
        December 31, 2001                                                     13,200                13,200
     Additional paid-in capital                                              686,800               686,800
     Accumulated deficit                                                  (3,414,403)           (2,768,764)
                                                                          -----------          ------------

     TOTAL STOCKHOLDERS' EQUITY                                           (2,714,403)           (2,068,764)
                                                                          -----------          ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                             377,523               368,976
                                                                            ========              ========



The accompanying notes are an integral part of these financial statements.

                HUADING FINANCIAL NETWORKS, INC. AND SUBSIDIARIES
                        COMBINED STATEMENT OF OPERATIONS
        FOR THE 3 MONTH AND 6 MONTH PERIODS ENDED JUNE 30, 2002 AND 2001



                                                  3 Months ended                       6 Months ended
                                           June 30, 2002      June 30, 2001     June 30, 2002     June 30, 2001
                                           -------------      -------------     -------------     -------------
                                            (unaudited)        (unaudited)       (unaudited)       (unaudited)
                                                 $                  $                 $                 $

General and administrative
expenses                                      (346,258)          (296,620)          (635,933)         (580,560)
                                            -----------        -----------        -----------       -----------
        OPERATING LOSS                        (346,258)          (296,620)          (635,933)         (580,560)

Other income (expense)
     Others                                       (209)               412                354               915
     Interest expense                           (5,042)            (2,551)           (10,060)           (5,200)
                                            -----------        -----------        -----------       -----------
                                                (5,251)            (2,139)            (9,706)           (4,284)

Net loss before income taxes                  (351,509)          (298,759)          (645,639)         (584,845)

Provision for income taxes                           -                  -                  -                 -
                                            -----------        -----------        -----------       -----------

        NET LOSS                              (351,509)          (298,759)          (645,639)         (584,845)
                                            ===========        ===========        ===========       ===========
Basic and diluted loss per
common share:                                    (0.03)             (0.02)             (0.05)            (0.04)
                                            ===========        ===========        ===========       ===========

Weighted average common shares
outstanding basic and diluted
                                            13,200,000         13,200,000         13,200,000        13,200,000
                                            ==========         ==========         ==========        ==========




The accompanying notes are an integral part of these financial statements.

                        HUADING FINANCIAL NETWORKS, INC.
                        COMBINED STATEMENTS OF CASH FLOWS
                  FOR THE 6 MONTHS ENDED JUNE 30, 2002 AND 2001


                                                                                   6 Months ended
                                                                           June 30, 2002      June 20, 2001
                                                                           -------------      -------------

                                                                             (unaudited)        (unaudited)
                                                                                  $                  $

(Decrease) Increase in cash

Cash flows from operating activities:
    Net loss                                                                  (645,639)          (584,845)

    Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities:-

       Depreciation and amortization                                            51,603             53,776

       Change in assets and
       liabilities:
          (Increase) Decrease in
          other assets                                                          13,054             (5,623)
          Increase in amount due to
          related parties                                                      308,375            559,794
          Increase (Decrease) in
          other payables and accrued
          expenses                                                             345,811            (25,234)
                                                                               -------            --------

             Net cash provided by
             (used in) operating
             activities                                                         73,204             (2,132)

Cash flows from investing activities:
     Purchases of property and
     equipment                                                                       -            (11,125)
                                                                               -------            --------


Cash flows from financing activities:
     Proceeds from issuance of
     common stock in private
     placements                                                                      -                  -
                                                                               -------            --------



Net increase (decrease) in cash                                                 73,204            (13,257)

Cash at beginning of period                                                     68,955            127,967
                                                                               -------            --------

Cash at end of period                                                          142,159            114,710
                                                                               =======            ========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                                10,060              5,200
                                                                               =======            ========
        Income taxes                                                                 -                  -
                                                                               =======            ========

The accompanying notes are an integral part of these financial statements.

                        HUADING FINANCIAL NETWORKS, INC.
           NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited interim combined financial statements of Huading Financial Networks Inc. (the "Huading" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The Company believes the disclosures made are adequate to make the information presented consistent with past practices. However, these interim combined financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2001.

     In the opinion of the Company, the accompanying interim combined financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2002 and December 31, 2001, the results of its operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of the results that may be expected for the full year.


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

The "Risk Factors" in our Form 10-KSB Annual Report for the year ended December 31, 2001 are incorporated herein by reference. Our actual results and stockholder values may differ materially from those anticipated or expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Readers of this report are cautioned not to put undue reliance on any forward-looking statement. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

Result of Operations

     We derived no revenues from our operations for the three and six months ended June 30, 2002 and 2001. We incurred administrative expense of $346,258 and 635,933 for the three and six months ended June 30, 2002 and 2001 as compared to $296,620 and $580,560 for the three and six months ended June 30, 2002 and 2001. Primarily most of these expenses relate to legal and professional fees, salaries and employee related costs, office rent, depreciation, and marketing fees.

Liquidity And Capital Resources

     As of December 31, 2001 and 2000, we had negative working capital of approximately $2,330,081 and $1,211,998. We have not generated any revenues since our inception. Historically, we have funded our operations from the sale of our common stock and advances from related parties. The following table shows the amount of loans received from related parties as of December 31, 1999, 2000 and 2001:


                                                                                      Total Advances

Related Parties
                                                                        12/31/2001     12/31/2000     12/31/1999
                                                                        ----------     ----------     ----------
Shenzhen Huading Financial Information Holdings Co., Ltd.                 $785,410       $769,752       $137,894
Shenzhen Huading Financial TV and Broadcasting Co., Ltd.                  $310,597       $286,943          Nil
Huading Market Information Co. Ltd.                                       $102,841          Nil            Nil
Mr. Yeung Ning                                                            $163,351        $60,500          Nil
Shenzhen Golden Harvestment Co., Ltd.                                     $828,856        $96,800          Nil

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits And Reports On Form 8-K

         (a)      Exhibits

                  99.1     Certification of the President
                  99.2     Certification of the Chief Financial Officer

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Huading Financial Networks, Inc.


Date:  October 1, 2002                          /s/ Li Shuzhong
                                                --------------------------------
                                                Li Shuzhong, President



Date:  October 1, 2002                          /s/ Li Haidong
                                                --------------------------------
                                                Li Haidong, Chief Financial
                                                Officer

                                                                    EXHIBIT 99.1

                                  CERTIFICATION


     I, Li Shuzhong, President of Huading Financial Networks, Inc. (the "Company"), certify that:

     1. I have reviewed the Company's quarterly report on Form 10-QSB for the period-ended June 30, 2002 ("Report");

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


Date:  October 1, 2002                        /s/ Li Shuzhong
                                              ----------------------------------
                                              Li Shuzhong, President

                                                                    EXHIBIT 99.2

                                  CERTIFICATION


     I, Li Haidong, Chief Financial Officer of Huading Financial Networks, Inc. (the "Company"), certify that:

     1. I have reviewed the Company's quarterly report on Form 10-QSB for the period-ended March 31, 2002 ("Report");

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


Date:  October 1, 2002                       /s/ Li Haidong
                                             -----------------------------------
                                             Li Haidong, Chief Financial Officer