Form 10QSB
period 2001-03-31
HUADING FINANCIAL NETWORKS INC
filed 2002-10-04
CIK 1073769

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                   FORM 10-QSB


         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2001

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of common stock outstanding as of March 31, 2001: 13,200,000

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                        HUADING FINANCIAL NETWORKS, INC.
                             COMBINED BALANCE SHEETS
                   AS OF MARCH 31, 2001 and DECEMBER 31, 2000


                                                                        March 31,            December 31,
                                                                          2001                  2000
                                                                          ----                  ----
                                                                       (unaudited)            (audited)
        ASSETS                                                               $                     $

CURRENT ASSETS
     Cash                                                                 246,625              127,967

PROPERTY AND EQUIPMENT                                                    339,408              357,529

OTHER ASSETS                                                                15,483               9,291
                                                                            ------               -----

     TOTAL ASSETS                                                          601,516              494,787
                                                                        ==========            =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Other payables and accrued expenses                                    77,934              135,259
     Amounts due to related parties                                      1,664,135            1,213,997
                                                                         ---------            ---------
        Total current liabilities                                        1,742,069            1,349,256

COMMITMENTS                                                                      -                    -

STOCKHOLDERS' EQUITY
     Common stock, par value $0.001 per share,
        authorized 75,000,000  shares,  issued
        and  outstanding  13,200,000 shares at
        March 31, 2001 and December 31, 2000                                13,200               13,200
     Additional paid-in capital                                            686,800              686,800
     Accumulated deficit                                                (1,840,553)          (1,554,469)
                                                                         -----------         -----------

     TOTAL STOCKHOLDERS' EQUITY                                         (1,140,553)            (854,469)
                                                                         -----------           ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                           601,516              494,787
                                                                           ========             ========


The accompanying notes are an integral part of these financial statements.

                HUADING FINANCIAL NETWORKS, INC. AND SUBSIDIARIES
                        COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 AND 2000


                                                         Three Months ended
                                              March 31, 2001            March 31, 2000
                                              --------------            --------------
                                               (unaudited)                (unaudited)
                                                     $                        $

General and administrative expenses
                                                 (283,940)                 (235,446)
                                                 ---------                 ---------
        OPERATING LOSS                           (283,940)                 (235,446)

Other income (expense)
     Others                                           504                         -
     Interest expense                              (2,648)                   (8,470)
                                                 ---------                 ---------
                                                   (2,104)                   (8,470)

Net loss before income taxes                     (286,084)                 (243,916)

Provision for income taxes                              -                         -
                                                 ---------                 ---------
        NET LOSS                                 (286,084)                 (243,916)
                                                 =========                 =========
Basic and diluted loss per common
share:                                             (0.02)                         -
                                                 =========                 =========

Weighted average common shares
outstanding basic and diluted                   13,200,000                        -
                                                ==========                 =========


The accompanying notes are an integral part of these financial statements.

                        HUADING FINANCIAL NETWORKS, INC.
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 and 2000

                                                             Three Months ended
                                                  March 31, 2001             March 31,2000
                                                    (unaudited)               (unaudited)
                                                         $                          $

(Decrease) Increase in cash

Cash flows from operating activities:
    Net loss                                         (286,084)                   (243,916)

    Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:-

       Depreciation and amortization                  26,798                            -

       Change in assets and liabilities:
          Increase in other assets                    (6,192)                           -
          Increase in amount due to
          related parties                             450,138                     179,567
          Increase in other  payables and
          accrued expenses                           (57,325)                      63,697
                                                     --------                     -------

             Net cash provided by (used
             in) operating activities                 127,335                        (652)

Cash flows from investing activities:
     Purchases of property and equipment              (8,677)                           -
                                                     --------                     -------

Cash flows from financing activities:
     Proceeds from issuance of common
     stock in private placements                           -                      100,000
                                                     --------                     -------

Net increase (decrease) in cash                       118,658                      99,348

Cash at beginning of period                           127,967                           -
                                                     --------                     -------

Cash at end of period                                 246,625                      99,348
                                                     ========                     =======
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                       2,648                        8,470
                                                     ========                    ========
        Income taxes                                       -                            -
                                                     ========                    ========

The accompanying notes are an integral part of these financial statements.

                        HUADING FINANCIAL NETWORKS, INC.
           NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited interim combined financial statements of Huading Financial Networks Inc. (the "Huading" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The year-end combined balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The Company believes the disclosures made are adequate to make the information presented consistent with past practices. However, these interim combined financial statements should be read in conjunction with the combined financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000.

     In the opinion of the Company, the accompanying interim combined financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2001 and December 31, 2000 and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of the results that may be expected for the full year.

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

Result of Operations

     We derived no revenues from our operations for the three-months ended March 31, 2001 and 2000. We incurred administrative expense of $283,940 for the three months ended March 31, 2001 as compared to $235,446 for the three months ended March 31, 2000 Primarily most of these expenses relate to salaries and employee related costs, office rent, depreciation, and professional and marketing fees.

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



Date:  October 1, 2002                       /s/ Li Haidong
                                             ___________________________________
                                             Li Haidong, Chief Financial Officer

                                                                    EXHIBIT 99.1

                                  CERTIFICATION


     I, Li Shuzhong, President of Huading Financial Networks, Inc. (the "Company"), certify that:

     1. I have reviewed the Company's quarterly report on Form 10-QSB for the period-ended March 31, 2001 ("Report");

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


Date:  October 1, 2002
                                              /s/ Li Shuzhong
                                              ----------------------------------
                                              Li Shuzhong, President

                                                                    EXHIBIT 99.2

                                  CERTIFICATION


     I, Li Haidong, Chief Financial Officer of Huading Financial Networks, Inc. (the "Company"), certify that:

     1. I have reviewed the Company's quarterly report on Form 10-QSB for the period-ended March 31, 2001 ("Report");

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