Form 10QSB
period 2001-06-30
HUADING FINANCIAL NETWORKS INC
filed 2002-10-04
CIK 1073769

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                   FORM 10-QSB


         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2001

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of common stock outstanding as of June 30, 2001: 13,200,000

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                        HUADING FINANCIAL NETWORKS, INC.
                             COMBINED BALANCE SHEETS
                    AS OF JUNE 30, 2001 and DECEMBER 31, 2000


                                                                        June 30,            December 31,
                                                                          2001                  2000
                                                                          ----                  ----
                                                                       (unaudited)            (audited)
        ASSETS                                                               $                     $

CURRENT ASSETS
     Cash                                                                  114,620              127,967

PROPERTY AND EQUIPMENT                                                     314,878              357,529

OTHER ASSETS                                                                14,914                9,291
                                                                         ---------            ---------

     TOTAL ASSETS                                                          444,412              494,787
                                                                         =========            =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Other payables and accrued expenses                                   109,935              135,259
     Amounts due to related parties                                      1,773,791            1,213,997
                                                                         ---------            ---------
        Total current liabilities                                        1,883,726            1,349,256

COMMITMENTS                                                                    -                    -

STOCKHOLDERS' EQUITY
     Common stock, par value $0.001 per share,
        authorized 75,000,000  shares,  issued
        and  outstanding  13,200,000 shares at
        June 30, 2001 and December 31, 2000                                 13,200               13,200
     Additional paid-in capital                                            686,800              686,800
     Accumulated deficit                                                (2,139,314)          (1,554,469)
                                                                         ---------            ---------

     TOTAL STOCKHOLDERS' EQUITY                                         (1,439,314)            (854,469)
                                                                         ---------            ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                           444,412              494,787
                                                                          ========             ========

The accompanying notes are an integral part of these financial statements.

                HUADING FINANCIAL NETWORKS, INC. AND SUBSIDIARIES
                        COMBINED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTHS AND SIX MONTHS PERIODS ENDED JUNE 30, 2001 AND 2000





                                            Three Months ended                          Six Months ended
                                            ------------------                          ----------------
                                    June 30, 2001         June 30, 2000       June 30, 2001         June 30, 2000

                                     (unaudited)          (unaudited)          (unaudited)           (unaudited)
                                           $                    $                   $                     $

General and administrative
expenses                               (296,620)            (348,047)          (580,560)            (583,493)
                                       ---------            ---------          ---------            ---------
   OPERATING LOSS                      (296,620)            (348,047)          (580,560)            (583,493)

Other income (expense)
     Other                                  410                3,021                914                3,021
     Interest expense                    (2,551)             (17,267)            (5,199)             (25,737)
                                         -------             --------            -------             --------
                                         (2,141)             (14,246)            (4,285)             (22,716)

Net loss before income taxes           (298,759)            (362,293)          (584,845)            (606,209)


Provision for income taxes                    -                    -                  -                    -
                                       ---------            ---------           --------             --------

        NET LOSS                       (298,759)            (362,293)          (584,845)            (606,209)
                                       =========            =========           ========             ========
Basic and diluted loss per
common share:                             (0.02)               (0.05)             (0.04)               (0.18)
                                       =========            =========           ========             ========

Weighted average common shares
outstanding basic and diluted         13,200,000            6,600,000          13,200,000            3,300,000
                                      ==========            =========          ==========            =========



The accompanying notes are an integral part of these financial statements.

                        HUADING FINANCIAL NETWORKS, INC.
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                                    Six Months ended
                                                                                    ----------------
                                                                               June 30,           June 30,
                                                                                 2001               2000
                                                                                 ----               ----
                                                                            (unaudited)        (unaudited)
                                                                                   $                  $

(Decrease) Increase in cash

Cash flows from operating activities:
    Net loss                                                                   (584,845)          (606,209)

    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

       Depreciation and amortization                                             53,776             15,254

       Change in assets and liabilities:
          (Increase) Decrease in other assets                                    (5,623)            (6,228)
          Increase in amount due to related parties                             559,794            552,792
          Increase (Decrease) in other payables and accrued expenses            (25,234)           147,839
                                                                                --------           -------

          Net cash provided by (used in) operating activities                    (2,132)           103,448

Cash flows from investing activities:
     Purchases of property and equipment                                        (11,125)          (277,146)
                                                                                --------          ---------

Cash flows from financing activities:
     Proceeds from issuance of common stock in private placements                     -            700,000
                                                                                --------          ---------

Net increase (decrease) in cash                                                 (13,257)           526,303

Cash at beginning of period                                                     127,967                  -
                                                                                --------          ---------

Cash at end of period                                                           114,710            526,303
                                                                                ========            =======
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                                  5,199             25,737
                                                                                 =======            =======
        Income taxes                                                                   -                  -
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

     In the opinion of the Company, the accompanying interim combined financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2001 and December 31, 2000, the results of its operations for the three and six months ended June 30, 2001 and 2000, and its cash flow for the six months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of the results that may be expected for the full year.


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

Result of Operations

     We derived no revenues from our operations for the three-months ended and six months ended June 30, 2001 and 2000. We incurred administrative expenses of $296,620 and $580,560 for the three and six months ended June 30, 2001 as compared to $348,047 and $583,493 for the three and six months ended June 30, 2000. Primarily most of these expenses relate to salaries and employee related costs, office rent, depreciation, and professional and marketing fees.

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



Date:  October 1, 2002                       /s/ Li Haidong
                                             ___________________________________
                                             Li Haidong, Chief Financial Officer

                                                                    EXHIBIT 99.1

                                  CERTIFICATION


     I, Li Shuzhong, President of Huading Financial Networks, Inc. (the "Company"), certify that:

     1. I have reviewed the Company's quarterly report on Form 10-QSB for the period-ended June 30, 2001 ("Report");

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


Date:  October 1, 2002                        /s/ Li Shuzhong
                                              ----------------------------------
                                              Li Shuzhong, President

                                                                    EXHIBIT 99.2

                                  CERTIFICATION


     I, Li Haidong, Chief Financial Officer of Huading Financial Networks, Inc. (the "Company"), certify that:

     1. I have reviewed the Company's quarterly report on Form 10-QSB for the period-ended June 30, 2001 ("Report");

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