Form 10QSB
period 2001-09-30
HUADING FINANCIAL NETWORKS INC
filed 2002-10-04
CIK 1073769

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                   FORM 10-QSB


         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2001

         [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

                 COMMISSION FILE NUMBER   000-27301

                        HUADING FINANCIAL NETWORKS, INC.
        (Exact name of small business issuer as specified in its charter)


            Nevada                                       91-1932118
 (State or other jurisdiction of               (IRS Employer Identification No.
 incorporation or organization)



 37/F, ShenFang Plaza, No. 3005, Renmin Road South, Shenzhen 518005, P.R. China
                    (Address of principal executive offices)

                                (86) 755-82352093
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number  of  shares  of  common  stock  outstanding  as of  September  30,  2001:
13,200,000

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                        HUADING FINANCIAL NETWORKS, INC.
                             COMBINED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2001 and DECEMBER 31, 2000


                                                                     September 30            December 31
                                                                          2001                  2000
                                                                          ----                  ----
                                                                      (unaudited)            (audited)
        ASSETS                                                             $                      $

CURRENT ASSETS
     Cash                                                                123,167               127,967

PROPERTY AND EQUIPMENT                                                   288,437               357,529

OTHER ASSETS                                                              15,924                 9,291
                                                                          ------                 -----

     TOTAL ASSETS                                                        427,528               494,787
                                                                       ==========             =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Other payables and accrued expenses                                 163,484               135,259
     Amounts due to related parties                                    1,983,219             1,213,997
                                                                       ---------             ---------
        Total current liabilities                                      2,146,703             1,349,256

COMMITMENTS                                                                 -                     -

STOCKHOLDERS' EQUITY
     Common stock, par value $0.001 per
        share, authorized 75,000,000 shares, issued and
        outstanding 13,200,000 shares at September 30,
        2001 and December 31, 2000                                        13,200                13,200
     Additional paid-in capital                                          686,800               686,800
     Accumulated deficit                                              (2,419,175)           (1,554,469)
                                                                       -----------           -----------

     TOTAL STOCKHOLDERS' EQUITY                                       (1,719,175)             (854,469)
                                                                       -----------             ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                         427,528               494,787
                                                                         ========              ========

The accompanying notes are an integral part of these financial statements.

                     HUADING FINANCIAL NETWORKS, INC.
                     COMBINED STATEMENTS OF OPERATIONS
   FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000





                                         Three Months ended                          Nine Months ended
                                         ------------------                          -----------------
                                 September 30          September 30        September 30          September 30

                                     2001                  2000                 2001                  2000
                                     ----                  ----                 ----                  ----
                                  (unaudited)          (unaudited)          (unaudited)           (unaudited)
                                       $                     $                   $                    $

General and
administrative expenses             (272,545)             (375,969)          (853,105)            (959,462)
                                    ---------             ---------          ---------            ---------
  OPERATING LOSS                    (272,545)             (375,969)          (853,105)            (959,462)

Other income (expense)
     Other                                21                   975                935                3,994
     Interest expense                 (7,337)              (28,760)           (12,536)             (54,497)
                                      -------              --------           --------             --------
                                      (7,316)              (27,785)           (11,601)             (50,503)

Net loss before income
taxes                               (279,861)             (403,754)          (864,706)          (1,009,965)

Provision for income taxes                 -                     -                  -                    -
                                    --------              --------           --------           ----------
 NET LOSS                           (279,861)             (403,754)          (864,706)          (1,009,965)
                                    =========            =========           ========             ========
Basic and diluted loss
per common share:                      (0.02)                (0.03)             (0.07)               (0.15)
                                       ======                ======             ======               ======

Weighted average common
shares outstanding basic          13,200,000            13,200,000         13,200,000            6,600,000
and diluted                       ==========            ==========         ==========            =========




The accompanying notes are an integral part of these financial statements.

                        HUADING FINANCIAL NETWORKS, INC.
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                                 Nine Months ended
                                                                                 -----------------
                                                                            September 30      September 30
                                                                                2001              2000
                                                                                ----              ----
                                                                            (unaudited)        (unaudited)
                                                                                  $                  $

(Decrease) Increase in cash

Cash flows from operating activities:
    Net loss                                                                   (864,706)        (1,009,965)

    Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities:-

       Depreciation and amortization                                             80,895             35,674

       Change in assets and
       liabilities:
          Increase in other assets                                               (6,633)            (8,222)
          Increase in amount due to
          related parties                                                       769,222            710,012
          Increase in other payables
          and accrued expenses                                                   28,255            269,643
                                                                                -------            -------

           Net cash provided by
           (used in) operating
           activities                                                             7,033             (2,858)

Cash flows from investing activities:
     Purchases of property and
     equipment                                                                  (11,803)          (319,856)
                                                                                --------          ---------

Cash flows from financing activities:
     Proceeds from issuance of
     common stock in private
     placements                                                                       -             700,000
                                                                                --------           --------
Net increase (decrease) in cash                                                   (4,770)           377,286

Cash at beginning of period                                                      127,967                  -
                                                                                ---------          --------

Cash at end of period                                                            123,197            377,286
                                                                                ========           ========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                                  12,536             54,497
                                                                                ========            =======
        Income taxes                                                                   -                  -
                                                                                ========            =======

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

          In the opinion of the Company, the accompanying interim combined financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2001 and December 31, 2000, the results of its operations for the three and nine months ended September 30, 2001 and 2000, and its cash flow for the nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of the results that may be expected for the full year.


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

Result of Operations

     We derived no revenues from our operations for the three-months ended and nine months ended September 30, 2001 and 2000. We incurred administrative expense of $272,545 and $853,105 for the three and nine months ended September 30, 2001 as compared to $375,969 and $959,462 for the three and nine months ended September 30, 2000. Primarily most of these expenses relate to salaries and employee related costs, office rent, depreciation, and professional and marketing fees.

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

                                            Huading Financial Networks, Inc.
                                                     (Registrant)


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



Date:  October 1, 2002                      /s/ Li Haidong
                                            ___________________________________
                                            Li Haidong, Chief Financial Officer

                                                                    EXHIBIT 99.1

                                  CERTIFICATION


         I,  Li  Shuzhong,  President  of  Huading  Financial   Networks,   Inc.
(the "Company"), certify that:

         1. I have reviewed the Company's quarterly report on Form 10-QSB for the period-ended September 30, 2001 ("Report");

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


Date:  October 1, 2002                        /s/ Li Shuzhong
                                              ----------------------------------
                                              Li Shuzhong, President

                                                                    EXHIBIT 99.2

                                  CERTIFICATION


         I, Li Haidong, Chief Financial Officer of Huading Financial Networks, Inc. (the "Company"), certify that:

         1. I have reviewed the Company's quarterly report on Form 10-QSB for the period-ended September 30, 2001 ("Report");

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