Form 10KSB
period 2001-12-31
HUADING FINANCIAL NETWORKS INC
filed 2002-10-04
CIK 1073769

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


     (Mark One)
         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

         [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934 For the transition period from ____ to ____

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

The aggregate market value of the voting common stock held by non-affiliates cannot be determined because there is no active trading market for the registrant's common stock.

As of August 30, 2002, the number of shares of common stock outstanding was 13,200,000.

Transitional Small Business Disclosure Format (check one):  Yes      No    X

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

     As used in this report, the terms "we," "us," "our" and "Huading" mean Huading Financial Networks, Inc., our subsidiaries Huading Financial Network
Limited ("Huading Hong Kong"), Huading Network Technology (Shenzhen) Co., Limited ("Huading Network"), and our affiliate Shenzhen Huading Financial TV and Broadcasting Co. Ltd. ("Huading TV"), unless otherwise indicated. References to "China" or "PRC" refer to the People's Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan.

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

     Share Exchange

     In March 2000, Huading Hong Kong, Huading Holdings, and the shareholders of Huading Hong Kong entered into a share exchange agreement with Centrock Incorporated. Under the terms of the share exchange agreement, Centrock was to issue ten million shares of its common stock to the shareholders of Huading Hong Kong in exchange for all of the issued and outstanding shares of Huading Hong Kong causing Huading Hong Kong to become our wholly owned subsidiary. In May 2000, the stockholders of Centrock approved the share exchange and the name change to Huading Financial Networks, Inc. and although the parties initially believed the transaction had been completed, during a review of the corporate records in preparation for the filing of our periodic reports with the Securities and Exchange Commission, we discovered that not all of the actions necessary to fully complete the transaction had occurred. Although Centrock had issued ten million shares to the shareholders of Huading Hong Kong and all of the shares of Huading Hong Kong had been placed in escrow by the shareholders for the benefit of Centrock, we discovered problems associated with the cancellation of certain Centrock shares and the delivery of Huading Hong Kong shares that delayed the official closing of the transaction until an addendum to the share exchange agreement was executed in June 2002. In addition, Centrock mistakenly characterized the share exchange as a merger and filed Articles of

Merger with the Nevada Secretary of State in the belief that the filing would complete the transaction. However, this was ineffective since the Huading Hong Kong shareholders had not approved a merger, only a share exchange, and mergers are not permitted under Hong Kong law. To correct the problems and officially complete the transaction, on June 12, 2002, an addendum was signed to allow the closing to occur on June 14, 2002, with the formal cancellation of certain Centrock shares and release from escrow of Huading Hong Kong shares to occur post-closing, since the power to complete those steps had been transferred to us. On July 9, 2002, we formally cancelled the Centrock shares and on September 30, 2002, we submitted for filing the Certificate of Correction to rescind the Articles of Merger with the Nevada Secretary of State.

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

     We have a limited operating history and a history of losses and accumulated deficits.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

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

                                                   HIGH            LOW
Fiscal Year Ended December 31, 2000
       First Quarter                                n/a             n/a
       Second Quarter                              $7.00          $4.3125
       Third Quarter                              $4.9375          $1.12
       Fourth Quarter                              $1.875          $0.625
Fiscal Year Ended December 31, 2001
       First Quarter                                n/a             n/a
       Second Quarter                               n/a             n/a
       Third Quarter                                n/a             n/a
       Fourth Quarter                               n/a             n/a

     On December 29, 2000, our last reported sales price for our shares on the OTC Bulletin Board was $0.625 per share.

(b)      Holders

     As of December 31, 2001,  there were 13,200,000  shares of our common stock
outstanding,   held  by  approximately  38  holders  of  record,  not  including stockholders whose shares are held in street name.

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

         None.

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

     The staff employed in the development, maintenance and marketing of our web site has been reduced from 80 employees as of September 2001 to 45 by the end of December 31, 2001. This number has been further reduced to 7 by the end of April 30, 2002. We do not expect there to be any significant increase in the number of full time employees engaged in this part of the business in the next twelve months.

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

                                                                                        Total Advances

Related Parties
                                                                        12/31/2001     12/31/2000     12/31/1999
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

     Based solely on a review of our records, we believe that, during the year ended December 31, 2001, our directors and officers complied with the Section 16(a) filing requirements.

Item 10. Executive Compensation.

     Executive officers are appointed by, and serve at the discretion of, the Board of Directors. The following table sets forth the compensation of our President during 2000 and 2001. No other officers received annual compensation in excess of $100,000 during year ended December 31, 2001.


                           SUMMARY COMPENSATION TABLE

                                                                                         Long Term Compensation

                                       Annual Compensation                        Awards                    Payouts

                                                                         Restricted     Securities          LTIP      All Other
Name and                                            Other Annual            Stock       Underlying         Payouts    Compensa-
Principal Position      Year         Salary        Compensation ($)      Award(s) ($)   Options (#)           ($)        tion

Li Shuzhong(1)         2001     $120,000(2)(3)    --                    --                       --       --         --
                       2000     Nil(3)            --                    --                       --       --         --

(1)      Mr. Li became our President in May 2000
(2) In order to support Huading's financing efforts, Mr. Li elected to defer payment of salary earned in the year ended December 31, 2001
(3) Does not include payment of business expenses of $11,303 in 2001 and $9,653 in 2000


                              OPTION GRANTS IN 2001

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

        None





                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                                  Value of Unexercised
                                                                        Number of Unexercised     In-the-Money Options
                                                                        Options at FY-End (#)       at FY-End ($)(1)

                                                                             Exercisable/             Exercisable/
                        Shares Acquired on                                  Unexercisable             Unexercisable

         Name               Exercise (#)        Value Realized ($)

        None


Stock Option Plans

     As of year ended December 31, 2001, we have not adopted any stock option plan.


Stock Options

     As of year ended December 31, 2001, there were no options outstanding.


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



                                                                            No. of Shares
Name and Beneficial Owner                                                   Common Stock         Percent
-------------------------
Li Shuzhong                                                                  2,300,000(1)         17.42%

Li Haidong                                                                   2,700,000(2)         20.45%

Shenzhen Huading Financial Information Holdings Co., Ltd.                    2,250,000            17.05%

Shenzhen Golden Harvestment Co., Ltd.                                          900,000             6.82%

David Yue                                                                     2,000,000           15.15%

Chengdu Huatong Information Consulting Co., Ltd.                                750,000            5.68%

Shao Quan                                                                       600,000            4.55%

Tian Aihua                                                                      500,000            3.83%

All directors and executive officers as a group (4 persons)(1)(2)             6,100,000            46.21%

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

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     3.1   Articles of Incorporation (1)
     3.2 Form of Certificate of Amendment to Articles of Incorporation submitted for filing (2)
     3.3   Amended and Restated Bylaws of Huading Financial Networks, Inc. (2)
     10.1  Share Exchange Agreement dated March 26, 2000 (3)
     10.2  Addendum to the Share Exchange Agreement dated June 12, 2002(2)
     10.3  Comprehensive Service Agreement with Shenzhen Huading Financial TV
           & Broadcasting Co., Ltd. dated June 12, 2002, as amended (2)
     21.1 The Company's subsidiaries consist of Huading Financial Network Ltd., a company incorporated under the laws of Hong Kong, and Huading Network Technology (Shenzhen) Co., Ltd., a company registered in Shenzhen, PRC
     99.1  Certification of President
     99.2  Certification of Chief Financial Officer

     (1) Previously filed with the Commission with its Form 10-SB dated September 10, 1999.
     (2) Previously filed with the Commission with its Form 10-KSB for the year ended December 31, 2000.
     (3) Previously filed with the Commission with its Schedule 14A dated April 26, 2000.

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

Dated:  October 1, 2002                         HUADING FINANCIAL NETWORKS, INC.
                                                a Nevada Corporation

                                                /s/ Li Shuzhong
                                                ______________________________
                                                Li Shuzhong,
                                                President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                       Date



/s/ Li Shuzhong                                  October 1, 2002
________________
Li Shuzhong


/s/ Li Haidong                                   October 1, 2002
________________
Li Haidong


/s/ Tian Aihua                                   October 1, 2002
________________
Tian Aihua


/s/ Shao Quan                                    October 1, 2002
________________
Shao Quan

                                                                    EXHIBIT 99.1

                                  CERTIFICATION


     I, Li Shuzhong, President of Huading Financial Networks, Inc. (the "Company"), certify that:

     1. I have reviewed the Company's annual report on Form 10-KSB for the year-ended December 31, 2001 ("Report");

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


                                              /s/ Li Shuzhong
Date:  October 1, 2002                        ----------------------------------
                                              Li Shuzhong, President

                                                                    EXHIBIT 99.2

                                  CERTIFICATION


     I, Li Haidong, Chief Financial Officer of Huading Financial Networks, Inc. (the "Company"), certify that:

     1. I have reviewed the Company's annual report on Form 10-KSB for the year-ended December 31, 2001 ("Report");

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