Form 10QSB
period 2002-03-31
HUADING FINANCIAL NETWORKS INC
filed 2002-10-04
CIK 1073769

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                  FORM 10 -QSB


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended
                  March 31, 2002

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of common stock outstanding as of March 31, 2002: 13,200,000

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.


                        HUADING FINANCIAL NETWORKS, INC.
                             COMBINED BALANCE SHEETS
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

                                                                       March 31,              December 31,
                                                                          2002                    2001
                                                                          ----                    ----
                                                                      (unaudited)              (audited)
        ASSETS                                                               $                      $

CURRENT ASSETS
     Cash                                                                  256,798                  68,955

PROPERTY AND EQUIPMENT                                                     235,516                 261,317

OTHER ASSETS                                                                27,648                  38,704
                                                                        ----------                ---------

     TOTAL ASSETS                                                          519,962                 368,976
                                                                        ==========                =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Other payables and accrued expenses                                   323,216                  246,685
     Amounts due to related parties                                      2,559,640                2,191,055
                                                                         ---------                ---------
        Total current liabilities                                        2,882,856                2,437,740

COMMITMENTS                                                                      -                        -

STOCKHOLDERS' EQUITY
     Common stock, par value $0.001 per
        share, authorized 75,000,000 shares, issued and
        outstanding 13,200,000 shares at March 31, 2002
        and December 31, 2001                                               13,200                   13,200
     Additional paid-in capital                                            686,800                  686,800
     Accumulated deficit                                                (3,062,894)              (2,768,764)
                                                                        -----------              -----------

     TOTAL STOCKHOLDERS' EQUITY                                         (2,362,894)              (2,068,764)
                                                                        -----------              -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                           519,962                  368,976

                                                                          ========                 ========

The accompanying notes are an integral part of these financial statements.

                HUADING FINANCIAL NETWORKS, INC. AND SUBSIDIARIES
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                          Three Months ended
                                              March 31, 2002          March 31, 2001
                                              --------------          --------------
                                                 (unaudited)             (unaudited)
                                                          $                       $

General and administrative expenses
                                                   (289,675)               (283,940)
                                              --------------          --------------
        OPERATING LOSS                             (289,675)               (283,940)

Other income (expense)
     Other                                              563                     504
     Interest expense                                (5,018)                 (2,648)
                                              --------------          --------------
                                                     (4,455)                 (2,144)

Net loss before income taxes                       (294,130)               (286,084)

Provision for income taxes                                -                       -
                                              --------------          --------------
        NET LOSS                                   (294,130)               (286,084)
                                              ==============          ==============
Basic and diluted loss per common
share:                                                (0.02)                  (0.02)
                                              ==============          ==============

Weighted average common shares
outstanding basic and diluted                    13,200,000              13,200,000
                                              ==============          ==============


The accompanying notes are an integral part of these financial statements.

                        HUADING FINANCIAL NETWORKS, INC.
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                             Three Months ended
                                                  March 31, 2002             March 31,2001
                                                  --------------             -------------
                                                    (unaudited)               (unaudited)
                                                         $                          $

(Decrease) Increase in cash

Cash flows from operating activities:
    Net loss                                         (294,130)                   (286,084)

    Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:-

       Depreciation and amortization                   25,801                      26,798

       Change in assets and liabilities:
          Decrease (Increase) in other
          assets                                       11,056                      (6,192)
          Increase in amount due to
          related parties                             368,585                     450,138
          Increase in other payables and
          accrued expenses                             76,531                     (57,325)
                                                    ---------                    ---------

             Net cash provided by (used
             in) operating activities                 187,843                     127,335

Cash flows from investing activities:
     Purchases of property and equipment                    -                      (8,677)
                                                    ---------                    ---------

Cash flows from financing activities:
     Proceeds from issuance of common
     stock in private placements                            -                           -
                                                    ---------                    ---------

Net increase (decrease) in cash                       187,843                     118,658

Cash at beginning of period                            68,955                     127,967
                                                    ---------                    ---------

Cash at end of period                                 256,798                     246,625
                                                    =========                    =========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                        5,018                       2,648
                                                    =========                    ========
        Income taxes                                        -                           -
                                                    =========                    ========

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

          In the opinion of the Company, the accompanying interim combined financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2002 and December 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of the results that may be expected for the full year.



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

Result of Operations

     We derived no revenues from our operations for the three-months ended March 31, 2002 and 2001. We incurred administrative expense of $289,675 for the three months ended March 31, 2002 as compared to $283,940 for the three months ended March 31, 2001. Primarily most of these expenses relate to salaries and employee related costs, office rent, depreciation, and professional and marketing fees.

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