Form 10QSB
period 2002-09-30
HUADING FINANCIAL NETWORKS INC
filed 2002-11-13
CIK 1073769

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                   FORM 10-QSB


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the quarterly period ended
     September 30, 2002

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Number of shares of common stock outstanding as of September 30, 2002:13,200,000

                         PART I -- FINANCIAL INFORMATION

                         Item 1. Financial Statements.

                        HUADING FINANCIAL NETWORKS, INC.
                             COMBINED BALANCE SHEETS
                  AS OF SEPTEMBER 30 2002 and DECEMBER 31 2001

                                                                          September 30,         December 31,
                                                                              2002                 2001
                                                                         ---------------      ---------------
                                                                           (unaudited)           (audited)
     ASSETS                                                                     $                    $

CURRENT ASSETS
     Cash                                                                        133,791               68,955

PROPERTY AND EQUIPMENT                                                           183,912              261,317

OTHER ASSETS                                                                      24,020               38,704
                                                                              ----------            ---------

     TOTAL ASSETS                                                                341,723              368,976
                                                                              ==========            =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Other payables and accrued expenses                                         449,966              246,685
     Note payable                                                                191,515                    -
     Amounts due to related parties                                            2,601,707            2,191,055
                                                                               ---------            ---------
        Total current liabilities                                              3,243,188            2,437,740

COMMITMENTS

STOCKHOLDERS' EQUITY
     Common stock, par value $0.001 per share,
        authorized 75,000,000 shares, issued and
        outstanding 13,200,000 shares at September
        30, 2002 and December 31, 2001                                            13,200               13,200
     Additional paid-in capital                                                  686,800              686,800
     Accumulated deficit                                                      (3,601,465)          (2,768,764)
                                                                              ----------           ----------

     TOTAL STOCKHOLDERS' EQUITY                                               (2,901,465)          (2,068,764)
                                                                              ----------           ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                 341,723              368,976
                                                                             ===========          ===========


The accompanying notes are an integral part of these financial statements.

                        HUADING FINANCIAL NETWORKS, INC.
                        COMBINED STATEMENT OF OPERATIONS
      FOR THE 3 MONTH AND 9 MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001


                                           3 Months ended                        9 Months ended

                                 September 30,       September 30,       September 30,       September 30,
                                     2002                2001                 2002                2001
                               ----------------    -----------------    ---------------     -----------------
                                 (unaudited)         (unaudited)         (unaudited)           (unaudited)
                                      $                   $                   $                     $

General and administrative
expenses                               (183,404)           (272,545)          (819,337)           (853,105)
                                       ---------           ---------          ---------           ---------

    OPERATING LOSS                     (183,404)           (272,545)          (819,337)           (853,105)

   Other income (expense)
     Others                                 244                  21                598                 936
     Interest expense                    (3,902)             (7,337)           (13,962)            (12,537)
                                       ---------           ---------         ----------          ----------
                                         (3,658)             (7,316)           (13,364)            (11,601)

Net loss before income taxes           (187,062)           (279,861)          (832,701)           (864,706)

Provision for income taxes                    -                   -                  -                   -

    NET LOSS                           (187,062)           (279,861)          (832,701)           (864,706)
                                       =========           =========          =========           =========

Basic and diluted loss per
common share:                             (0.01)              (0.02)             (0.06)              (0.07)
                                       =========           =========          =========           =========

Weighted average common
shares outstanding basic and
diluted                               13,200,000          13,200,000         13,200,000          13,200,000
                                      ==========          ==========         ==========          ==========




The accompanying notes are an integral part of these financial statements.

                        HUADING FINANCIAL NETWORKS, INC.
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                              9 Months ended
                                                     September 30,         September 30,
                                                         2002                   2001
                                                   ------------------    ------------------
                                                      (unaudited)           (unaudited)
                                                           $                     $

(Decrease) Increase in cash

Cash flows from operating activities:
   Net loss                                             (832,701)             (864,706)

   Adjustments to reconcile net loss to net cash provided by (used in)operating activities:

   Depreciation and amortization                          77,405                80,895

   Change in assets and liabilities:
     (Increase) Decrease in other assets                  14,684                (6,633)
     Increase in amount due to related
     parties                                             410,652               769,222
     Increase in other payables and
     accrued expenses                                    360,781                28,255
                                                       ---------             ---------
       Net cash provided by (used in)
       operating activities                               30,821                 7,033

Cash flows from investing activities:
     Purchases of property and equipment                       -               (11,803)
                                                       ---------             ---------

Cash flows from financing activities:
     Proceeds from promissory note                        34,015                     -
                                                       ---------             ---------

Net increase (decrease) in cash                           64,836                (4,770)

Cash at beginning of period                               68,955               127,967
                                                       ---------             ---------

Cash at end of period                                    133,791               123,197
                                                       =========             =========
Supplemental disclosures of cash flow
information:
       Cash paid during the period for:
         Interest                                         13,962                12,537
                                                       =========             =========
         Income taxes                                          -                     -
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

         In the opinion of the Company, the accompanying interim combined financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2002 and December 31, 2001, the results of its operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of the results that may be expected for the full year.

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

                        HUADING FINANCIAL NETWORKS, INC.
           NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS (UNAUDITED)


3.       DESCRIPTION OF BUSINESS AND LIQUIDITY

         Currently the Company provides free financial news and information to users of chinahd.com, the Company's Chinese language web site. The website's users principally reside in the People's Republic of China
         (PRC). The Company's revenue model calls for the sale of website advertising.

         The Company has incurred significant operating losses and has not earned revenue nor received cash from operations since its inception. In addition, as of September 30, 2002, the Company has negative working capital of $3.1 million. These factors raise substantial doubt about the Company' ability to continue as a going concern. The consolidated financial statements do not contain any adjustment that might result from the outcome of this uncertainty.

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

                        HUADING FINANCIAL NETWORKS, INC.
           NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS (UNAUDITED)


         As of September 2002, Softbank Investment International (Strategic) Limited ("Softbank") and the Company agreed to terminate the Memorandum of Understanding dated June 2002 for the exchange of shares of the Company for shares of Morningstar Asia Limited that are currently owned by Softbank.

4.       CREDIT FACILITY AND PROMISSORY NOTE

         Effective September 9, 2002, the Company entered into a credit facility agreement (the "Facility") and a maximum $250,000 promissory note (the "Note") with a third party vendor (the "Vendor"). The Facility allows for the Vendor to provide certain professional services to the Company on credit. All future professional services provided on credit are automatically included in the Note if not paid by the Company within 10 days of receipt of an invoice for the services. In addition, the Note includes approximately $157,500 in previously unpaid professional services. The outstanding balance of the Note accrues interest at 7% per annum.

         The Facility expires one-month after the completion of the Company's private placement or in the event of default. The Facility includes several events of default whereby the Note shall become immediately due and payable to the Vendor. Upon the expiration of the Facility, the Note plus accrued interest will be due and payable within 5 days.

         The Company's president and Shenzhen Golden Harvestment Co. Ltd., a shareholder, have guaranteed 25% and 75%, respectively, of the Note by pledging shares of the Company's common stock that they currently own.

         As of September 30, 2002, the Company owed $191,515 on the Note.

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

Result of Operations

         We derived no revenues from our operations for the three and nine months ended September 30, 2002 and 2001. We incurred administrative expense of $183,404 and $819,337 for the three and nine months ended September 30, 2002 as compared to $272,545 and $853,105 for the three and nine months ended September 30, 2001. Primarily most of these expenses relate to legal and professional fees, salaries and employee related costs, office rent, depreciation, and marketing fees.

Liquidity And Capital Resources

         As of December 31, 2001 and 2000, we had negative working capital of approximately $2,330,081 and $1,211,998. We have not generated any revenues since our inception. Historically, we have funded our operations from the sale of our common stock and advances from related parties. The following table shows the amount of loans received from related parties as of December 31, 1999, 2000 and 2001, and as of September 31, 2002:



                                                                               Total Advances

Related Parties                                           9/30/2002     12/31/2001     12/31/2000     12/31/1999
---------------                                           ---------     ----------     ----------     ----------
Shenzhen Huading Financial Information
         Holdings Co., Ltd.                                $697,879       $785,410       $769,752       $137,894
Shenzhen Huading Financial TV and
         Broadcasting Co., Ltd.                            $258,758       $310,597       $286,943          Nil
Huading Market Information Co.  Ltd.                       $180,621       $102,841          Nil            Nil
Mr. Yeung Ning                                             $304,377       $163,351       $ 60,500          Nil
Shenzhen Golden Harvestment Co., Ltd.                      $822,806       $828,856       $ 96,800          Nil
Li Shuzhong                                                $277,701          Nil            Nil            Nil
Yeung Jin Bor                                              $ 58,080          Nil            Nil            Nil
Huading Information Union                                  $  1,452          Nil            Nil            Nil


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

         In September 2002, the Company entered into a credit facility agreement (the "Facility") and a maximum $250,000 promissory note (the "Note") with a third party vendor (the "Vendor"). The Facility allows for the Vendor to provide certain professional services to the Company on credit. All future professional services provided on credit are automatically included in the Note if not paid by the Company within 10 days of receipt of an invoice for the services. In addition, the Note includes approximately $157,500 in previously unpaid professional services. The outstanding balance of the Note accrues interest at 7% per annum.

         The Facility expires one month after the completion of the Company's private placement or in the event of default. The Facility includes several events of default whereby the Note shall become immediately due and payable to the Vendor. Upon the expiration of the Facility, the Note plus accrued interest will be due and payable within 5 days.

         The Company's president and Shenzhen Golden Harvestment Co. Ltd., a shareholder, have guaranteed 25% and 75%, respectively, of the Note by pledging shares of the Company's common stock that they currently own. As of September 30, 2002, the Company owed $191,515 on the Note.

Item 3.  Controls and Procedures

         Within the 90 days prior to the date of this Form 10-QSB, the Company's president and chief financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's president and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Form 10-QSB.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or taken.

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

                                        Huading Financial Networks, Inc.


Date: November 12, 2002                 /s/ LI SHUZHONG
                                        -------------------------------------
                                        Li Shuzhong, President



Date: November 12, 2002                 /s/ LI HAIDONG
                                        -------------------------------------
                                        Li Haidong, Chief Financial Officer

                           CERTIFICATIONS PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002
                CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-QSB


I, Li Shuzhong, president of Huading Financial Networks, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Huading Financial Networks, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                          /s/ LI SHUZHONG
                                                 -----------------------------
                                                 Li Shuzhong, President

                           CERTIFICATIONS PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002
                CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-QSB


I, Li Haidong, chief financial officer of Huading Financial Networks, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Huading Financial Networks, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                     /s/ LI HAIDONG
                                            ---------------------------------
                                            Li Haidong, Chief Financial Officer

                                                                Exhibit 99.1

                           CERTIFICATION OF PRESIDENT
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
             (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF
                          TITLE 18,UNITED STATES CODE)

         Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of Title 18, United States Code), the undersigned officer of Huading Financial Networks, Inc., a Nevada corporation (the "Company"), do hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission (the " Form 10-QSB") that, to the best of his knowledge:

              (1) the Form 10-QSB fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

              (2) the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 12, 2002                     /s/ LI SHUZHONG
                                             --------------------------------
                                             Li Shuzhong, President

                                                                 Exhibit 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
             (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF
                          TITLE 18,UNITED STATES CODE)

         Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of Title 18, United States Code), the undersigned officer of Huading Financial Networks, Inc., a Nevada corporation (the "Company"), do hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission (the " Form 10-QSB") that, to the best of his knowledge:

            (1)  the Form 10-QSB fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

            (2) the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: November 12, 2002                    /s/ LI HAIDONG
                                            -----------------------------------
                                            Li Haidong, Chief Financial Officer